Form 10-Q
period 1994-09-30
SURGICAL CARE AFFILIATES INC
filed 1994-11-10
CIK 722692

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1994, commission file number   0-13364

                           SURGICAL CARE AFFILIATES, INC.

          (Exact name of registrant as specified in its charter)

                                    DELAWARE

      (State or other jurisdiction of incorporation or organization)

                                   62-1149229

                  (I. R. S. Employer Identification No.)

Registrant's telephone number, including area code    (615) 385-3541

            102 Woodmont Blvd, Suite 610, Nashville, TN 37205

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments necessary to a fair statement of the results of this period reported have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock, par value $.25 per share, shares outstanding 38,582,463 at September 30, 1994.

                                      PART I -- FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS





SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS



                                                                               SEPTEMBER 30,                       DECEMBER 31,
                                                                                   1994                                1993
   ASSETS

Current assets:
    Cash                                                                          $27,143,509                          $23,877,186
    Temporary investments                                                           5,254,675                            5,285,783
    Marketable equity securities                                                    1,949,596                           13,360,507
    Accounts receivable, less allowance for doubtful
       accounts of $3,827,106 in 1994 and $3,214,296
       in 1993                                                                     28,163,095                           28,133,055
    Other receivables                                                               1,472,961                            5,400,027
    Supplies                                                                        4,672,751                            4,193,379
    Prepaid expenses and other assets                                                 985,015                              428,817

                                            Total current assets                   69,641,602                           80,678,754

Property & equipment, including leased properties:
    Land & improvements                                                            32,959,945                           29,789,361
    Building                                                                       63,060,981                           49,477,899
    Equipment, furniture and fixtures                                             105,385,605                           87,272,417
    Construction in progress                                                        4,917,682                            8,159,358

                                                                                  206,324,213                          174,699,035
    Less: accumulated depreciation and amortization                               (54,513,532)                         (44,604,904)

                                            Net property & equipment              151,810,681                          130,094,131
Other assets:
    Excess of cost over fair value of net assets
       acquired                                                                   110,189,374                           83,196,653
    Deferred development costs and other assets                                     6,034,254                            6,219,185

                                                                                 $337,675,911                         $300,188,723



The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,                       DECEMBER 31,
                                                                                   1994                                1993
   LIABILITIES & SHAREHOLDERS' EQUITY
   ----------------------------------
Current liabilties:
    Accounts payable - trade                                                       $6,247,255                           $5,517,412
    Accrued liabilities                                                             8,046,754                            7,609,790
    Current portion of long-term obligations and notes payable                     10,727,148                           10,727,148
    Accrued income taxes                                                            7,459,877                            1,397,293
    Distributable to minority interests                                             4,500,000                            4,761,219

                                            Total current liabilities              36,981,034                           30,012,862


Long-term obligations:
    Notes payable & other long-term debt                                           52,541,133                           52,880,009
    Capital lease obligations - related parties                                     8,888,911                            9,310,591

                                            Total long-term obligations            61,430,044                           62,190,600


Deferred income taxes                                                               8,829,832                            7,971,705


Minority interests                                                                 32,223,657                           33,430,298


Shareholders' equity:
    Common stock, par value $.25, 100,000,000 shares authorized,
      39,054,863 and 38,259,336 shares issued, and 38,582,463 and
       38,259,336 outstanding in 1994 and 1993, respectively                        9,763,716                            9,564,834
    Treasury stock at cost,472,400 and 0 shares in 1994 and 1993,
       respectively                                                                (6,134,753)                                   0
    Additional paid in capital                                                     91,119,717                           78,262,327
    Retained earnings                                                             103,462,664                           78,756,097

                                            Total shareholders' equity            198,211,344                          166,583,258

                                                                                 $337,675,911                         $300,188,723




The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                               THREE MONTHS     THREE MONTHS      NINE MONTHS        NINE MONTHS
                                                                  ENDED            ENDED            ENDED              ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                                  1994             1993              1994              1993

Net revenue                                                      $59,302,163      $48,921,974       169,973,089        143,244,583

Operating costs:
   Cost of providing health care services                        (29,986,803)     (25,214,932)      (88,794,012)       (74,884,068)
   Depreciation and amortization                                  (4,446,112)      (3,152,282)      (12,506,181)        (9,136,063)
   Provision for doubtful accounts                                  (794,635)        (486,273)       (2,079,421)          (911,939)

   Operating income                                               24,074,613       20,068,487        66,593,475         58,312,513

General, administrative and development expenses                  (1,376,797)      (1,129,435)       (4,060,867)        (2,708,774)
Interest and other expenses                                       (1,514,514)      (1,070,336)       (6,025,157)        (3,007,187)
Interest and other income                                          1,168,559          996,943         2,698,957          2,235,605
Gain on sale of MCA stock                                          1,720,058                0         6,881,869                  0

Income before minority interests                                  24,071,919       18,865,659        66,088,277         54,832,157

Minority interests in (earnings) of partnerships                  (5,491,805)      (5,254,244)      (15,144,364)       (16,411,969)


Income before income tax provision                                18,580,114       13,611,415        50,943,913         38,420,188
Income tax provision                                              (7,432,046)      (5,444,566)      (22,083,565)       (14,871,900)

Net income from Continuing Operations                             11,148,068        8,166,849        28,860,348         23,548,288

Net income from Discontinued Operations                                    0        1,303,082                 0          3,607,566

Net Income                                                       $11,148,068       $9,469,931       $28,860,348        $27,155,854


Net Income Per Common & Common Equivalent Share
  Continuing Operations                                                $0.29            $0.22             $0.74              $0.62
  Discontinued Operations                                               0.00             0.03              0.00               0.10

                                                                       $0.29            $0.25             $0.74              $0.72


Weighted average number of common and common
   equivalent shares outstanding                                  38,758,751       38,108,373        38,858,864         37,966,614



The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Nine Months Ended
                                                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                                                     1994              1993
Cash Flows From Operating Activities:
 Net Income                                                                                         $28,860,348        $27,155,854
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation and Amortization                                                                     12,506,181          9,136,063
   Provisions for Losses on Accounts Receivable                                                       2,079,421            911,939
   Minority Interests in Earnings of Partnerships                                                    15,144,364         16,411,969

 Changes in Assets and Liabilities
  Net of Effect of Acquisitions:
   (Increase) Decrease in Accounts Receivable                                                          (168,868)           467,829
   Decrease (Increase) in Other Receivables                                                           3,927,226           (471,766)
   Increase in Supplies                                                                                (143,331)          (347,020)
   Increase in Prepaids Expenses and Other Assets                                                      (524,308)          (155,491)
   Increase in Net Assets from Discontinued Operations                                                        0         (2,576,591)
   Increase in Deferred Development Costs & Other Assets                                               (259,219)        (2,918,499)
   Increase in Excess of Cost over Fair Value of Net Assets Acquired                                 (4,446,279)        (3,987,014)
   Increase in Accounts Payable - Trade                                                                 515,943            332,950
   Decrease in Accrued Liabilities                                                                     (668,556)        (5,718,712)
   Increase in Income Taxes Payable                                                                   5,702,657            270,625
   Increase in Deferred Income Taxes                                                                    858,127          4,492,542

       Net Cash Provided by Operating Activities                                                     63,383,706         43,004,678

Cash Flows From Investing Activities:
   Decrease in Temporary Investments                                                                     31,108                  0
   Decrease (Increase) in Marketable equity securities                                               12,277,975         (5,247,285)
   Capital Expenditures                                                                             (24,628,654)       (30,227,250)
   Acquisitions less Cash Acquired of $ 550,213 in 1994, $91,505 in 1993                            (16,568,406)        (6,262,785)


       Net Cash (Used in) Investing Activities                                                      (28,887,977)       (41,737,320)

Cash Flows From Financing Activities:
   Net (Payments) Borrowings Under Line-of-Credit Agreement                                          (4,302,662)        12,215,661
   Payments on Long-Term Obligations                                                                 (5,402,249)        (4,232,440)
   Proceeds From Long-Term Obligations                                                                5,446,163         12,431,137
   Proceeds From Issuance of Common Stock                                                             1,327,141          2,418,569
   Acquisition of Common Stock for the Treasury                                                      (6,134,753)                 0
   Dividends Paid                                                                                    (4,674,014)        (4,511,764)
   Distributions to Minority Interests                                                              (14,183,515)       (16,016,061)
   (Decrease) Increase in Distributable to Minority Interests                                          (261,219)           966,874
   (Decrease) Increase in Minority Interests                                                         (3,044,298)         3,228,181

       Net Cash Used in Financing Activities                                                        (31,229,406)         6,500,157

Net Increase in Cash & Cash Equivalents                                                               3,266,323          7,767,515
Cash & Cash Equivalents at Beginning of Period                                                       23,877,186         26,158,499

Cash & Cash Equivalents at End of Period                                                            $27,143,509        $33,926,014

For purposes of the statements of cash flows, the Company considers all certificates of deposits and highly liquid marketable securities with a maturity of three months or less to be cash equivalents.

Cash & Cash Equivalents at End of Period                                                            $27,143,509        $33,926,014
Temporary Investments                                                                                 5,254,675          5,549,314

Cash and Temporary Investments                                                                      $32,398,184        $39,475,328

The notes to consolidated financial statements are an integral part of these statements.



SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
     SUPPLEMENTAL CASH FLOW INFORMATION





During the periods ended September  30, the Company had the following noncash financing and investing activities:


                                                                                                     1994              1993
Common Stock issued for center acquistions                                                           $9,390,150         $8,034,290
Unrealized Gain on Marketable Equity Securities                                                         867,064                  0

                      SURGICAL CARE AFFILIATES, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of the Company's financial position as of September 30, 1994, and results of its operations and cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results that can be expected for the year ending December 31, 1994. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2 - Reclassifications

     Reclassifications of certain amounts in the 1993 consolidated financial statements have been made to conform to the 1994 presentation of accounts.

Note 3 - Discontinued Operations

     Effective December 1, 1993, the Company spun off the net assets of its HMO subsidiary, HealthWise of America, Inc. The
spin-off   was accomplished by a tax-free distribution of one
HealthWise common share for every ten shares of the Company's common stock. The distribution was reflected as a charge to retained earnings of the Company for the year ended December 31, 1993. The operating results of HealthWise have been classified as discontinued operations on the accompanying consolidated statements of income.

Note 4 - Accounting for Income Taxes

     The Company adopted Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. This statement supersedes SFAS No. 96,
"Accounting for Income Taxes", which was adopted by the Company in 1988.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax liability as of September 30, 1994 and December 31, 1993 is $8,829,832 and $7,971,705, respectively.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF ITS FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS:


     Surgical Care Affiliates, Inc. operates 65 outpatient surgery centers, ten of which were acquired or built in 1994, and six of which began operations or were acquired in 1993.

Results of Operations - Third Quarter

     Revenue for the third quarter increased 21% to $59.3 million. Earnings per share from continuing operations increased 32% to $.29 compared to $.22 in 1993. Included in the third quarter of 1994 is a one-time after tax gain of $.03 from the sale of stock. Without this one-time gain, earnings per share were $.26 in the third quarter of 1994, an increase of 18% from the third quarter of 1993.

     Same center revenue increased 6% in the third quarter. The Company experienced a 6% increase in same center case volume while revenue per case was flat compared to the third quarter of 1993. The Company expects these trends to continue for the remainder of the year.

     The cost of providing health care services increased 19%. The increase is due to the addition of 13 new centers since the third quarter of 1993, as well as the 6% increase in same center revenues.

     Depreciation and amortization increased due to the addition of 13 new surgery centers since September 30, 1993.

     General and administrative expenses increased 22% during the quarter. The increase is due to additions to the Company's corporate staff to manage its growth, combined with an increase in shareholder-related and legal expenses.

     Interest and other expenses increased from $1.1 million in the third quarter of 1993 to $1.5 million in the third quarter of 1994. The increase is due to long-term debt that was added by the Company to finance the acquisition and construction of new surgery centers.

     During the third quarter, the Company sold approximately 137,000 shares of stock in Medical Care America at a pre-tax gain of $1.7 million. In October, the Company sold all of its remaining shares and expects to report a pre-tax gain of $845,000 in the fourth quarter of 1994.

     Minority interest expense declined as a percentage of income before minority interest in the third quarter and the first nine months of 1994 compared to the same periods in 1993. The Company owns a greater majority ownership in centers acquired in the last three years than it does in centers acquired before 1992. These newer centers are contributing a substantial amount to the Company's operations which is causing minority interest expense to decrease.

Results of Operations - Nine Months

     Revenue for the nine months ended September 30, 1994, increased 19% compared to the same period in 1993. The increase is due to a 4% increase in same center revenue and the contributions from new centers. Earnings per share from continuing operations increased 19% during the nine months.

     The cost of providing health care services increased 19%, or roughly in line with the increase in revenue.

     Depreciation and amortization expenses increased due to the addition of 13 new surgery centers since September 30, 1993.

     General and administrative expenses increased 50% due to increased staffing expenses at the corporate office to manage the Company's growth, along with an increase in legal and shareholder related expenses.

     Interest and other expenses increased from $3.0 million to $6.0 million primarily due to charges of $2.2 million to provide for the relocation of surgery centers and to write assets held for sale down to their net realizable value.

     Interest and other income increased due to development fees earned by the Company when new centers are developed.

     In the nine month period of 1994, the Company realized a pre-tax gain of $6.9 million from the sale of stock of Medical Care
America.

     The Company's effective tax rate was 43% in the nine months ended September 30, 1994, compared to 39% in 1993. The increase is due to the fact that charges to relocate surgery centers and to write assets down to their net realizable are not deductible for tax purposes.

Balance Sheet Amounts

     The Company's marketable equity securities decreased from year end. The decrease is the result of the sale of common stock of Medical Care America, Inc. Proceeds were used to retire long-term debt.

     Other receivables decreased from $5.4 at December 31, 1993 to $1.5 million at September 30, 1994. The decrease is due to the collection from HealthWise of certain amounts owed to SCA as a result of the spin-out.

     Property and equipment increased from $130 million to $152 million during the period. The increase is due to funds spent to renovate and expand existing centers, to construct new centers, and to acquire centers.

     Excess of cost over fair value of net assets acquired
(goodwill) increased by $27 million primarily due to the acquisition of five centers in 1994.

     The increase in common stock and paid-in capital of $13 million is the result of shares issued in connection with acquisitions. At September 30, 1994, SCA had $6.1 million of treasury stock. At September 30, 1994, the Company had purchased 472,400 shares of common stock at an average price of $12.99 per share.

Liquidity and Capital Resources

     The Company's current ratio was approximately 1.88 to 1 at September 30, 1994, and its debt to equity ratio was .31 to 1. The ratios are consistent with management's philosophy to maintain a strong balance sheet and financial position. The Company is actively looking to grow through the development of new surgery centers and the acquisition of existing centers. As in previous periods, the principal source of the Company's cash is generated from its operations. The Company believes that it has ready access to third party resources (primarily banks) to finance its growth to the extent that the growth requirements exceed cash generated from operations.

              SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994


Part II.  Other Information

Item 1.        Legal Proceedings.  -  None.

Item 2.        Changes in Securities.  -  None.

Item 3.        Defaults Upon Senior Securities.  -  None.

Item 4.        Submission of Matters to a Vote of Security Holders. -  None

Item 5.        Other Information. - None.

Item 6.        Exhibits and Reports on Form 8-K.  -  None

                                 SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SURGICAL CARE AFFILIATES, INC.
                                           (Registrant)




                                   Tarpley B. Jones
                                   Senior Vice President and Chief
                                     Financial Officer
                                   (Principal Financial and
                                   Duly Authorized Officer)
                                   On behalf of Registrant




Date:  November 10, 1994