Form 10-K405
SURGICAL CARE AFFILIATES INC
filed 1995-03-30
CIK 722692

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

 [ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act (Fee Required) for the fiscal year ended
         December 31, 1994, or

 [   ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required) for the transition period
         from           to          .
              ---------    ---------

COMMISSION FILE NO.: 0-13364

                        SURGICAL CARE AFFILIATES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       62-1149229
--------------------------------               --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  102 WOODMONT BLVD, SUITE 610
     NASHVILLE, TENNESSEE                                    37205
--------------------------------               --------------------------------
(Address of principal executive                             (Zip Code)
          offices)

Registrant's telephone number, including area code:     (615)  385-3541
                                                    ---------------------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange
      Title of each Class                            on which registered
-------------------------------                -------------------------------
Common Stock, par value $.25 per share              New York Stock Exchange

         Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $.25 per share
                    --------------------------------------
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                                ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.    X
                                ---

         The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates on March 17, 1995, was approximately $771,000,000.

         As of March 17, 1995, 39,380,655 shares of the registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Annual Report to Security Holders
         for the Fiscal Year Ended December 31, 1994............... Part II

         Portions of the Registrant's Definitive Proxy
         Statement Relating to the Annual Meeting of
         Shareholders to be held on May 11, 1995....................Part III

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

         Surgical Care Affiliates, Inc. ("SCA" or the "Company") was incorporated under the laws of Tennessee in 1982 and was reincorporated under the laws of Delaware in 1986. SCA develops, owns and operates outpatient surgical care centers. On December 1, 1993, SCA distributed to its shareholders all of its shares of HealthWise of America, Inc., its wholly-owned managed care subsidiary.

SURGERY CENTERS

         An outpatient or ambulatory surgical care center is a facility that is designed, equipped and staffed for performance of the surgical procedures which generally do not require overnight hospitalization and which the treating physician chooses not to or cannot perform in his or her office. Approximately 500 types of surgical procedures can be performed in the Company's centers.
SCA believes that outpatient surgical care centers help control health care costs. In the areas where SCA centers operate, the Company believes that the fees charged by its outpatient surgical centers are less than the fees charged by hospitals for similar services performed on an outpatient basis. Because of the cost advantages of ambulatory surgical care centers and continuing cost containment pressures, private health insurers and Medicare and Medicaid programs have added ambulatory surgery as a covered benefit.

         The Company's ownership interest in surgical care centers typically consists of all the capital stock of corporations which are general partners of a limited or general partnership which owns and operates the center. In some instances, separate partnerships have been formed to own or lease the real estate and equipment. The other general and limited partners of the partnerships are physicians who practice in the communities where the surgical care center is located or, in the case of joint ventures, other local health care providers. SCA and participating partners share the center's operating income or loss and receive distributions of any excess cash on a quarterly basis.

         During 1994, SCA acquired five centers and built five centers. SCA is currently building two centers and expects to build or acquire a total of 10-12 centers in 1995.

         The table below sets forth certain information concerning each of the outpatient surgery centers owned at December 31, 1994.

                                  DATE
                                  OPERATIONS        # OF          % OF SCA'S              # OF
CENTERS OWNED AND                 BEGAN             OPERATING     OWNERSHIP IN          PHYSICIAN
FULLY OPERATIONAL                 BY SCA            ROOMS         PARTNERSHIP            OWNERS (1)
---------------------------------------------------------------------------------------------------
Lexington Surgery Center          June 1983          5                67                      41
 Lexington, KY
Surgicenter of Louisville         September 1983     4                65                      37
 Louisville, KY
Surgery Center of Ft. Worth       October 1983       5                59                      31
 Ft. Worth, TX
Mobile Surgery Center             October 1984       4                89                      12
 Mobile, AL
Chattanooga Surgery Center        December 1984      4                82                      27
 Chattanooga, TN
Evansville Surgery Center         December 1984      5                61                      42
 Evansville, IN
Cabell Huntington Surgery         December 1984      5                47                      37
    Center
 Huntington, WV
Memphis Surgery Center            December 1984      4                40                      33
 Memphis, TN
Freeway Surgery Center            March 1985         5                58                      26
 Little Rock, AR
Charlotte Surgery Center          March 1985         5                61                      47
 Charlotte, NC
Lancaster Surgery Center          June 1985          6                60                      41
 Lancaster, PA
Greenpark Surgery Center          June 1985          4                80                      22
 Houston, Texas
Arlington Surgery Center          July 1985          4                67                      22
 Arlington, TX
Sarasota Surgery Center           September 1985     6                73                      23
 Sarasota, FL
Eau Claire Surgery Center         March 1986         4                26                      31
 Eau Claire, WI
Montgomery Surgery Center         April 1986         4                36                      39
 Rockville, MD
Greenville Surgery Center         August 1986        4                63                      20
 Dallas, TX
San Antonio Surgery Center        February 1987      4                96                       5
 San Antonio, TX
Maple Surgery Center              April 1987         4                61                      21
 Springfield, MA
Wauwatosa Surgery Center          May 1987           4                67                      17
 Wauwatosa, WI
Charleston Surgery Center         March 1988         4                57                      23
 Charleston, SC
Grandview Surgery Center          May 1989           4                27                      30
 Harrisburg, PA
East El Paso Surgery Center       August 1989        4                54                      18
 El Paso, TX

Tampa Outpatient Surgical         July 1989          4                52                      30
  Facility
 Tampa, FL
St. Petersburg Surgery            November 1989      5                59                      42
  Center
 St. Petersburg, FL
Surgery Center of                 December 1989      4                78                      27
  Albuquerque
 Albuquerque, NM
Inland Surgery Center             April 1990         4                34                      30
 Redlands, CA
Central Maryland Surgery          June 1990          5                51                      10
  Center
 Baltimore, MD
Forest Surgery Center             June 1990          4                73                      31
 San Jose, CA
Scranton Surgery Center           September 1990     5                60                      23
 Scranton, PA
Colorado Springs Surgery          March 1991         4                83                      18
  Center
 Colorado Springs, CO
North Indianapolis Surgery        March 1991         4               100                       0
  Center
 Indianapolis, IN
Central Delaware Surgery          August 1991        4                50                       0
  Center
 Dover, DE
San Luis Obispo Surgery           August 1991        3                66                      28
  Center
 San Luis Obispo, CA
Physicians Surgery Center         September 1991     5                33                      34
 Ft. Myers, FL
Surgery Center of Fort            October 1991       4                78                      23
  Collins
 Fort Collins, CO
Surgical Center of South          December 1991      5                71                      44
  Jersey
 Mt. Laurel, NJ
Nashville Surgery Center          January 1992       5                83                      21
  Nashville, TN
Gadsden Surgery Center            February 1992      4                73                      29
  Gadsden, AL
Surgecenter of Wilson             April 1992         4                87                      13
  Wilson, NC
Oshkosh Surgery Center            August 1992        5                97                       3
  Oshkosh, WI
Knoxville Surgery Center          September 1992     5                72                      30
  Knoxville, TN
Aurora Surgery Center             September 1992     5                72                      26
  Aurora, CO
Pueblo Surgery Center             October 1992       5                74                      27
  Pueblo, CO

Center for Day Surgery            October 1992       4                86             19
  Ft. Smith, AR
Yuma Outpatient Surgery           October 1992       3                77             13
   Center
 Yuma, AZ
Westmoreland Surgery Center       October 1992       4                96              3
  Mt. Pleasant, PA
Surgicare of Hawaii               December 1992      4                81             32
  Honolulu, Hawaii
Roseland Surgery Center           December 1992      5               100              0
  Roseland, NJ
Blue Ridge Day Surgery            June 1993          4                65             17
      Center
  Raleigh, NC
Coral Springs Surgical            October 1993       5                97              3
      Center
  Coral Springs, FL
Emerald Coast Surgery             September 1993     5                51             34
      Center
  Ft. Walton Beach, FL
Physicians' Surgical Care         October 1993       4                45             14
      Center
  Winter Park, FL
Denver West Surgery Center        August 1993        5                60             30
  Golden, CO
The Surgery Center                December 1993      4                95             26
  Santa Rosa, CA
Plano Surgery Center              January 1994       4                94             10
  Plano, TX
Wausau Surgery Center             January 1994       4                79             23
  Wausau, WI
Dothan Surgery Center             February 1994      4                96             19
  Dothan, AL
Citrus Regional Surgery           March 1994         3                80             20
         Center
  Lecanto, FL
Conroe Surgery Center             March 1994         3                73             17
  Conroe, TX
Greenville Surgery Center         April 1994         4                80             19
  Greenville, SC
Sutter Street Surgery Center      April 1994         3               100              -
  San Francisco, CA
Northeast Alabama Surgery         May 1994           2                81             19
         Center
  Florence, AL
The Surgery Center                August 1994        4                42             19
  St. Joseph, MO
Paoli Surgery Center              September 1994     5                36             28
  Paoli, PA

-------------------

(1) includes direct and indirect ownership interests

ORGANIZATIONAL STRUCTURE OF SURGICAL CARE CENTERS

         In connection with the development of outpatient surgical care centers, the Company generally forms a limited or general partnership to operate the center. A subsidiary of SCA is typically a general partner and local physicians or health care providers are limited or general partners in such partnerships. SCA sells partnership interests in these partnerships to physicians who utilize the Company's surgical care centers, but typically maintains a majority interest in the partnerships operating each center. The proceeds from the sale of the partnership interests provide the partnership with the necessary equity to offset part of the capital investment in the surgical center and also provide start-up working capital. The use of such partnerships can generate local medical community support for its surgical care centers by providing physicians with a continuing participation in these centers. The Company believes that in order to fully realize these objectives, at least 15 physicians should initially own partnership interests in each of its surgical care centers.

         SCA and participating physicians receive a pro rata share, based on their ownership interest in a surgical care center, of the center's operating income or loss and receive distributions of any excess cash on a quarterly basis. The participating physicians may also own interests in the real property and equipment relating to the Company's centers and are allocated a corresponding amount of the depreciation related thereto. The Company enters into a management agreement with each operating partnership pursuant to which the Company provides management, administrative and purchasing services and support, and financial guarantees. The Company charges a management fee for these services based on a percentage of annual charges ranging from 5% to 7%. For the years ended December 31, 1992, 1993 and 1994, management fees of $10,273,866, $13,260,505, and $16,933,346, respectively, were recorded by SCA.

MANAGEMENT AND OPERATION OF SURGICAL CARE CENTERS

         The typical SCA surgical care center is a freestanding facility of 8,500 to 12,500 square feet with four to six fully equipped operating rooms and ancillary areas for reception, preparation, recovery and administration. The Company's centers are normally open weekdays from 6:00 a.m. to approximately 4:00 p.m. The Company estimates that a four-operating room surgical care center can accommodate up to 6,000 procedures per year.

         Each of the Company's centers is available for use only by licensed physicians, oral surgeons and podiatrists who have admitting privileges in nearby hospitals. Typically, each center has a medical advisory committee which reviews the professional credentials of physicians applying for staff privileges and reviews the quality of care at the center. The Company's surgical care centers generally require a staff of between 10 and 25 employees, depending on case load. The staff includes one or more medical directors, anesthesiologists, registered nurses, operating room technicians, a business manager/bookkeeper and clerical workers. Generally, the medical director is a practicing surgeon who is responsible for and supervises the quality of medical care provided at the center. SCA believes that attracting personnel of high professional standing in the local community is crucial to the success of the individual center.

         All surgical procedures performed in the Company's centers are non-emergency, low risk procedures that are generally performed to correct conditions that are not life-threatening. Approximately 500 different types of procedures can be performed in the Company's centers. The procedures most commonly performed at the Company's surgical care centers within various specialties are:

         * Ear, nose and throat--removal of tonsils and adenoids and insertion of ear drainage tubes.
         * Gynecology--laparoscopy, tubal ligation, and dilation and curettage.
         * Orthopedic--arthroscopy, fracture repair and tendon repair.
         *       Oral--wisdom teeth extraction and dental restoration.
         * General Surgery--hernia repair, biopsy and removal of lesions of the female breast and pilonidal cysts.
         * Plastic surgery--facelifts, rhinoplasty, eyelid surgery and breast augmentation.
         *       Urology--cystoscopy, vasectomy and circumcision.
         * Ophthalmology--removal of cataracts and lens implantation.
         *       Neurosurgery--hand surgery and nerve repair.
         *       Podiatry--foot surgery.

         The decision to use one of the Company's centers is generally made by the patient's physician after discussion with the patient. An evaluation of the procedure and the patient's overall health must also be made by the center's anesthesiology staff.

         The Company's surgical care centers do not perform surgery on an emergency basis. Patients arrive at the center approximately one hour before scheduled surgery to allow time for admitting, laboratory tests and medical history. A local or general anesthetic is administered and the surgery is performed.

         After completion of surgery, patients usually spend up to three hours in the recovery area before release by the center's anesthesiology staff. The patient is called on the day following the surgery to check on the patient's condition. When a surgical center patient requires an extended period for recuperation, the patient is transferred to a hospital.

         The Company currently has 31 centers with a total of 72 overnight recovery rooms. Patients can remain overnight in these rooms, but, because of licensing regulations, cannot stay in the center any longer than 23 1/2 hours. This allows the attending physicians to perform more intensive procedures which may require overnight recovery and observation. The Company expects to add overnight recovery rooms to existing centers and include them in new centers where allowed by the applicable State law. Medicare patients cannot be kept overnight by regulation.

         SCA centers' general fees range between $600 and $4,000 for each procedure. The center's fee does not include either the anesthesiologist's charges or the charges of the patient's physician, both of which are billed separately. Each of the Company's centers collects fees directly from insurance carriers, Medicare or Medicaid, employers or patients. The Company seeks to minimize bad debts by verifying insurance coverage or by advance collection from the patient. SCA estimates that approximately 20% of its centers' patients are covered by commercial insurance, 31% by Medicare, 11% by Blue Cross and 7% self-pay. The Company estimates that 21% of its patients in 1994 were members of a health maintenance or preferred provider organization. The Company estimates that approximately 10% of patients are covered by Medicaid, Workman's Compensation and CHAMPUS.

         The Company bills in a variety of different ways which are usually dictated by a contract between the Company and payors. In a majority of situations, the Company bills the payor a negotiated amount. This negotiated fee arrangement applies to patients covered under Medicare, Medicaid, some Blue Cross plans and patients enrolled in health maintenance or preferred provider organizations.

         Under the Medicare program, the largest single payor to the Company, the Secretary of Health and Human Services determines amounts prospectively for categories of procedures performed at outpatient surgery centers. On October 1, 1992, Medicare increased its reimbursement rates to surgery centers by 3.5%. In 1993, Medicare announced that reimbursement rates would not be increased for the fiscal years beginning October 1, 1993 and 1994.

         Medicare rates for the reimbursement for inter-ocular lens were significantly reduced by $50 (from $200 to $150) beginning January 1, 1994. Medicare may reduce reimbursement rates again beginning October 1, 1995.

         In the 1994 Congressional session, the Clinton Administration, as well as numerous members of Congress introduced a variety of legislative proposals designed to change access to and payment for health care services in the United States. Although no such health reform initiative was passed by Congress in 1994, it is uncertain what effect, if any, reform to the health care system would have on the Company. Various states have also enacted health care reform plans or are in the process of doing so. The Company cannot predict how such proposals may impact the way that it does business. A reduction in the rates set by Medicare could have an adverse effect on the Company. Other kinds of cost controls or limits on the ability to raise prices could also have a negative impact. The Company does believe, however, that it is a low cost provider of surgery. To the extent that higher cost providers of surgery, namely hospitals, also see their reimbursement rates lowered, there could be a movement of cases from the outpatient units at hospitals to surgery centers. This could increase the profits of the Company since variable costs on incremental volume are lower than average costs. The Company believes that its experienced management team and low cost structure will allow it to remain competitive regardless of changes in health care practices.

TECHNOLOGICAL DEVELOPMENTS

         Over the last several years there has been a significant improvement in the medical technology and equipment used by physicians during surgery. The use of fiber optics has resulted in the perfection of the laparoscope and arthroscope which now allow certain invasive procedures to be performed on an outpatient basis. Specifically, the gallbladder is now being removed on an outpatient basis using the fiber optic laparoscope and surgical laser. Arthroscopically assisted ligament reconstruction and rotator cuff repair are also now being done by orthopedic surgeons on an outpatient basis. Other surgeries starting to gravitate to an outpatient basis include: Vaginal Hysterectomies, Oophorectomy (removal of the ovaries), Ablation of Endometriosis (laser treatment of abnormal uterine tissue), Modified Radical Mastectomies (excision of breast tissue), and Thyroidectomy (removal of thyroid glands). The Company expects these technologies to continue to be perfected in the future resulting in a larger percentage of surgery being performed on an outpatient basis.

EXPANSION PLANS

         The Company intends to increase the number of its centers by developing new freestanding facilities, developing centers with hospitals and others through joint arrangements and acquiring existing centers, and to increase utilization of its existing centers through aggressive marketing programs.

                 SCA's strategy for the development of ambulatory services focuses on:

                 * Establishing settings where physicians can practice to their maximum efficiency, and

                 * Providing managerial and administrative services through a nationwide corporate structure, and

                 * Providing opportunities for local physicians to participate with SCA in the ownership of health care facilities.

         SCA provides each of its outpatient health care centers a full range of development and operating services from the corporate headquarters including the following:

                 Capitalization - As needed, the SCA corporate office provides working capital to fund anticipated start-up losses and loans or guarantees loans to fund property and equipment expansion.

                 Systems - SCA provides standardized data processing systems to its centers both for internal operational control and for the orderly conduct of business office functions. This includes a full-range financial reporting and accounting package, a claims processing/accounts receivable system, inventory and accounts payable systems and a patient record keeping system.

                 Architecture/Site Development - SCA provides comprehensive site development services, including the review of local market conditions to assist in site selection, land acquisition and zoning, building design and construction management.

                 Administration - SCA reviews and analyzes patient and staff flows and facility efficiency and utilization. Company personnel are responsible for the implementation of SCA operational planning and control policies.

                 Marketing Services - SCA supports local marketing activities, including the analysis of market conditions and patient referral patterns and the development of prices and services which are competitive with those offered by other health care providers in the locality.

                 Purchasing - SCA, where appropriate, executes master agreements for purchasing ambulatory care equipment and supplies to provide to each center the economies available through volume purchases.

                 Regulatory/Certificate of Need Support - SCA conducts necessary feasibility studies, prepares and files applications for certificates of need and develops local support for its applications. SCA provides support for Medicare certification and local Department of Health licensure.

                 Corporate Supervision & Problem Solution - Drawing upon the extensive backgrounds of SCA senior management in the development and successful operation of large proprietary health care systems, the Company provides ongoing management and supervision of each center.

DEVELOPMENT OF NEW FREESTANDING SURGICAL CARE FACILITIES

         SCA believes that its growth will partially depend upon its ability to develop new freestanding centers. While such development projects involve start-up periods of losses, the successful development of a new center can produce significant rates of return on investment over the longer term. The Company's corporate personnel are engaged in identifying and analyzing communities throughout the United States which show appropriate support for an outpatient surgical care center. Upon selection of appropriate sites, the Company files certificate of need applications in connection with such locations, if required. In most development projects selected by the Company, a certificate of need is not required. The development of a typical surgical care center typically requires approximately $150,000 for development costs and capital funds of approximately $2,500,000 to $3,000,000 for property and equipment. Land costs also may range from $200,000 to $600,000. These costs have been financed principally through long term debt financing.

JOINT ARRANGEMENTS

         The Company also believes that growth will be obtained by the development of surgery centers under joint arrangements with hospitals and health maintenance organizations ("HMOs"). These facilities will typically be freestanding either on the hospital campus or located in the surrounding medical community. All operations of the center will be separate and distinct from the internal operations of the hospital or HMO. The Company will have the responsibility of developing, financing and operating these centers with the hospital or HMO owning an interest in the operating entity as well as the physical facility.

         SCA and Hospital Sisters Services Incorporated, affiliated with the Hospital Sisters of the Third Order of St. Francis, entered into a joint venture with physician partners and developed the Eau Claire Surgery Center in Eau Claire, Wisconsin in March, 1986.

         SCA and Holy Spirit Ventures, Inc., a subsidiary of the Sisters of Christian Charity Health Care Corporation, entered into a joint venture and purchased the Grandview Surgery Center in Camp Hill, Pennsylvania. This center was opened in May of 1989.

         A surgery center in Rockville, Maryland, developed by a joint venture composed of the Company and MD-IPA, a health maintenance organization operating in Maryland and southeastern Pennsylvania, opened in April 1986. This center is a joint venture also involving local physicians from the Rockville area.

         SCA opened a surgery center in Baltimore, Maryland in a joint venture with HCCA Services, Inc., a division of Care-First, Inc, an HMO in the greater Baltimore area, and area physicians. The Center opened in May, 1990.

         SCA acquired a center in Redlands, California on April 30, 1990, which is a joint venture between SCA, RSI, Inc., a subsidiary of Redlands Community Hospital and area physicians.

         SCA built a center in Dover, Delaware in 1991, which is a joint venture between SCA and a subsidiary of Central Delaware Health Care Corporation, owner of Kent General Hospital.

         The Company built centers in 1994 in Paoli, Pennsylvania and St. Joseph, Missouri, both of which are joint ventures with hospitals. In Paoli, the venture partner is Mainline Health Systems, Inc., and in St. Joseph, the partner is Heartland Hospital

         The Company joint ventured several existing surgery centers in 1994 with local hospitals as shown below:


Center                                             Hospital
------                                             --------
Little Rock Surgery Center                 St. Vincent Infirmary Medical Center
Evansville Surgery Center                  Deaconess Hospital
Memphis Surgery Center                     Baptist Memorial Health Care System
Physicians' Surgical Care Center           Florida Hospital
Physician's Surgery Center                 Lee Memorial Hospital

         SCA also has two joint ventures with hospitals to build new centers in Eugene, Oregon and Gainesville, Georgia.

ACQUISITIONS

         The acquisition of existing centers has provided the Company with an entry into new markets and an immediate source of revenues and cash flow. During 1994, SCA purchased five centers.

         The Company expects to continue to grow through acquisitions. This can be accomplished either by buying individual centers or by buying a chain of centers.

SURGERY CENTER CLOSINGS

         In 1994, the Company closed one center in Indianapolis and announced that it would close or sell three other centers in 1995. SCA recorded a charge in the fourth quarter to provide for losses expected to occur as a result of this decision.

         Of the four centers closed, or to be closed, two were acquired in previous years. The Company was unable to improve the performance of these centers, largely because the centers were built in locations that were inconvenient to doctors and patients. Both facilities were leased and the rental rates were too high to allow for profitable operations.

         The other two centers were built in locations where competition from other providers was intense. The centers also were unable to obtain managed care contracts.

         The Company does not anticipate the need to close any additional centers based on existing market conditions.

HEALTH MAINTENANCE ORGANIZATION

         Prior to December 1, 1993, through HealthWise of America, Inc. ("HOA"), its wholly-owned subsidiary, SCA owned a majority interest in an HMO in Lexington, Kentucky, and in Baltimore, Maryland. In 1993, the Company's Board of Directors decided that the long-term value of SCA would be enhanced if the surgery centers and HMOs were operated individually as separate companies. On December 1, 1993, SCA distributed to its shareholders all of the outstanding shares of Common Stock of HOA (the "Distribution"). The Distribution was made on the basis of one share of HOA for every ten shares of SCA Common Stock held. As a result of the Distribution, SCA no longer has any ownership interest in HOA.

         The results of SCA's managed care operation have been reflected as a discontinued operation in the financial statements for all periods presented.

COMPETITION

        SCA faces strong competition in obtaining physician and patient utilization of its outpatient surgical care centers, obtaining certificates of need, developing new centers and acquiring existing outpatient surgical care centers. The Company's chief competitors are hospitals and other outpatient surgery centers. Medical Care America, Inc., a larger company than SCA and a wholly owned subsidiary of Columbia/HCA Healthcare Corporation, and other companies are competing in the marketplace.

         In competing for physician and patient utilization, important competitive factors are convenience, cost, quality, physician loyalty and community relations. Hospitals have many competitive advantages in attracting physicians and ambulatory patients, including established community position, physician loyalty, potential price competitiveness through cost controls or cross- subsidies and convenience for physicians making rounds or performing inpatient surgery in the hospital.

         In obtaining certificates of need and developing new outpatient surgical care centers, the Company competes with major hospitals and large proprietary hospital corporations, outpatient surgery corporations and local physician groups. These competitors may possess substantially greater personnel and financial resources than the Company. In addition, local hospitals and physicians may oppose a certificate of need application. The Company also competes with several other corporations which are attempting to acquire existing surgical care centers.

REGULATION

GENERAL

         Operations of surgical care centers are subject to federal, state and local government regulations. Licensing of new surgical care centers is subject to various governmental requirements. Surgical care centers are also subject to periodic inspection by state licensing agencies to determine whether the standards of medical care, patient safety, equipment and cleanliness are being met. It is anticipated that governmental regulation will become more comprehensive in the future, but the extent and resultant impact on the Company's operations, earnings and construction and acquisition programs cannot be determined at this time.

         Certain states in which the Company operates or intends to operate have statutes requiring certificates of need as a prior condition to surgical care center construction, acquisition, expansion or introduction of new services. These statutes may limit the Company's ability to develop outpatient surgical care centers.

         Certain states have adopted hospital rate review legislation which generally provides that a state commission must monitor, review or approve the rates for various hospital and, in certain states, surgical care or diagnostic center services. Such rate review programs have not had an adverse effect on the Company's operations. No assurances can be given of the future significance of such programs or whether similar legislation will be adopted in other states in which the Company may operate.

FRAUD AND ABUSE

         The provisions of the Social Security Act addressing illegal renumeration (the "anti-kickback statute") prohibit providers and others from soliciting, receiving, offering or paying, directly or indirectly, any renumeration in return for either making a referral for a Medicare or Medicaid covered service or item or ordering any covered service or item. Violations of this statute may be punished by a fine of up to $25,000 or imprisonment for up to five years, or both. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Protection Act") imposes civil penalties for a violation of these prohibitions, including exclusion from the Medicare and Medicaid programs by the Secretary of Health and Human Services ("HHS").

         The Office of the Inspector General ("OIG") of the Department of Health and Human Services has indicated that it is giving increased scrutiny to health care joint ventures involving physicians and other referral sources. Although the OIG has not stated publicly a policy about joint ventures, in May 1989, it published a Fraud Alert that outlined questionable features of "suspect" joint ventures. The Company believes that its activities are being conducted in compliance with such laws. Because of the changing interpretations of such law, however, no assurance can be given in this regard.

         On January 29, 1992, regulations were published in the Federal Register implementing the OIG sanction and civil money penalty provisions established in the Protection Act. The regulations (the "Exclusion Regulations") provide that the OIG may exclude a Medicare provider from participation in the Medicare Program for a five-year period upon a finding that the anti-kickback statute has been violated. The regulations expressly incorporate a test adopted by three federal circuit courts providing that if one purpose of remuneration that is offered, paid, solicited or received is to induce referrals, then the statute is violated. The regulations also provide that after the OIG establishes a factual basis for excluding a provider from the program, the burden of proof shifts to the provider to prove that the anti-kickback statute has not been violated.

         The Protection Act authorized the OIG to publish regulations outlining certain categories of activities that would be deemed not to violate the fraud and abuse anti-kickback provisions. Final regulations outlining certain business practices that would be deemed not to violate the anti-kickback statute were published in the Federal Register on July 29, 1991. The Company has determined that SCA sponsored partnerships generally do not meet all of the criteria of the "investment interest" safe harbor as set forth in the 1991 safe harbor regulations. On September 21, 1993, proposed regulations were published in the Federal Register setting forth an expanded listing of safe harbor provisions. One of those proposed safe harbor regulations is designed to protect payments to investors in ambulatory surgery centers who are surgeons who refer patients directly to the center and perform surgery themselves on referred patients. As one of the conditions for meeting this proposed safe harbor requires, all of the investors must be surgeons who are in a position to refer patients directly to the center. Because not all of the investors in a SCA-sponsored partnership are surgeons, the proposed safe harbor would not provide protection if that criteria is read to exclude non-physician investors such as an SCA subsidiary. The Company is unable to predict whether this proposed safe harbor regulation will become final and, if so, in what form. In recent years Congress and some state legislatures have considered various proposals that would have prohibited, or at least severely limited, the ability of physicians and other referral sources to refer Medicare or Medicaid patients to ventures with which the referral source has a financial relationship.

         Limited partners in SCA affiliated partnerships receive cash distributions based upon the available cash flow, if any, of such partnerships. Since many of the limited partners are physicians or other entities in a position to make or influence referrals, the distribution of available cash flow could come under scrutiny under the anti-kickback statute. In August, 1993, Congress passed legislation that, effective December 31, 1994, expanded the self-referral ban to include a number of health care services provided by entities with which the physicians have an ownership interest or a financial relationship ("OBRA '93). OBRA '93 does not specifically prohibit referrals by physicians with an ownership interest in, or financial relationship with, an ambulatory surgery center, provided that the surgery services are not provided as "outpatient hospital services." Should legislation be implemented prohibiting physicians from referring patients to any health care facility in which the physician has any beneficial interest, SCA's operations could be adversely impacted.

         In the event that Federal or individual state regulations prohibit the ownership of surgery centers by physicians, the Company would seek to purchase the interests held by its limited partner physicians. Some of the limited partnership agreements contain a provision which allows the Company to purchase the interest of each limited partner for an amount equal to a multiple of the partner's allocation of taxable income in the most recent calendar year. The Company may issue cash or stock, including unregistered stock, at its option to purchase the limited partners' interests. The Company believes that it has the financial resources necessary to buy-out all of its limited partners if required.

         In June 1994, the American Medical Association severely restricted the ability of physicians to refer to entities in which such physicians have ownership, except when the physician directly provides care or services at the facility and in very limited circumstances such as lack of available capital from non-physician sources and situations in which the facility is an extension of the physician's practice. In the event that the American Medical Association changes its ethical requirements to preclude all referrals by physicians and such ethical requirements are applied retroactively to facilities which, at the time of adoption, are owned in whole or in part by referring physicians, physician referrals to Company owned ASCs could be adversely affected.

         It is possible that a prohibition on physician ownership could adversely affect the Company's future operations. The Company believes that a majority of its current physician limited partners utilize the surgery centers because they are highly efficient and convenient to the physicians' practice of medicine. For these reasons, the Company believes that the majority of physicians would continue to perform surgery at the surgery centers even if they were no longer limited partners. It is possible, however, that some physicians would perform surgery elsewhere if ownership is no longer allowed.

INSURANCE

         The Company maintains professional coverage for all centers on a claims made basis with limits of coverage which the Company believes are adequate.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the Company's executive officers as of December 31, 1994, with their ages, positions with the Company and year which each became an executive officer with the Company.

Joel C. Gordon            66      Chairman of the Board            1982
                                  & Chief Executive Officer

William J. Hamburg        45      President and Chief              1984
                                  Operating Officer

Tarpley B. Jones          37      Senior Vice President and        1992
                                  Chief Financial Officer

         Mr. Gordon has been Chairman of the Board of the Company since its founding in 1982 and has served as its Chief Executive Officer since 1987. Mr. Gordon had been in private investing in Nashville, Tennessee prior to his association with the Company in 1982. Mr. Gordon serves on the Board of Genesco, Inc., an apparel manufacturer, Third National Bank in Nashville, Tennessee and HealthWise of America, Inc.

         Mr. Hamburg joined the Company as a Vice President in March 1984, was appointed Executive Vice President in 1986, and President and Chief Operating Officer in 1992.

         Mr. Jones was selected to become Senior Vice President and Chief Financial Officer on January 1, 1992. Prior to joining the Company he was Treasurer, Senior Vice President and Chief Financial Officer, and then Executive Vice President and Chief Financial Officer, at Comdata Holdings Corporation and Comdata Network, Inc. Comdata provides financial and information services to the trucking and gaming industries.

EMPLOYEES

         On December 31, 1994, the Company had approximately 2,300 full-time and part-time employees. Of these, 25 are corporate personnel. The remaining employees, most of whom are nurses and office personnel, work at the surgery centers.

         None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters occupy approximately 11,000 square feet of an office building located in Nashville, Tennessee, under a lease expiring in January, 1996. The Company also leases certain of the buildings in which its centers operate and the equipment used in certain of its centers, either from limited partnerships comprised of a subsidiary of the Company as general partner and local physicians as limited partners or from physicians who sold the center to the Company. The Company owns interests ranging from 1% to 60% in the operations of these real estate partnerships and in some instances may participate in any net proceeds from the sale of the properties. In some cases, the Company's limited partnerships lease their property from unaffiliated parties.

         The following table sets forth the location and type of property leased and the duration of the leases as of December 31, 1994:

                          EXPIRATION                    TYPE OF                       RENT DURING
    LOCATION                DATE                     PROPERTY LEASED                     1994
----------------          ---------                -------------------               -------------
Arlington, Texas          July 2010                Surgical Center and               $ 178,000 (1)
                                                   Equipment

Charlotte, North          March 2001               Surgical Center                     138,000 (1)
 Carolina

Chattanooga,              December 2001            Surgical Center and                 166,000 (1)
 Tennessee                                         Equipment

Evansville, Indiana       December 2001            Surgical Center and                 265,000 (1)
                                                   Equipment

Ft. Worth, Texas          November 1998            Surgical Center and                 154,000 (1)
                                                   Equipment

Houston, Texas            May 1995                 Surgical Center                     313,000 (1)

Huntington,               December 2001            Surgical Center and                 325,000 (1)
 West Virginia                                     Equipment

Camp Hill,                January 1999             Surgical Center and                 219,000 (1)
 Pennsylvania                                      Equipment

Lancaster,                Month to Month           Surgical Center                     190,000
 Pennsylvania

Lexington, Kentucky       May 2011                 Surgical Center                     187,000 (1)

Lexington, Kentucky       June 1996                Surgical Equipment                   32,000 (1)

Little Rock,              March 2001               Surgical Center and                 273,000 (1)
 Arkansas                                          Equipment


Louisville,               January 2002             Surgical Center                     193,000 (1)
 Kentucky

Memphis, Tennessee        December 2001            Surgical Center and                 193,000 (1)
                                                   Equipment

Sarasota, Florida         September 2001           Surgical Center and                 223,000 (1)
                                                   Equipment

Mobile, Alabama           October 2001             Surgical Center and                 249,000 (1)
                                                   Equipment

Rockville, Maryland       Month to Month           Surgical Center                     142,000 (1)

Dallas, Texas             December 1995            Surgical Center                     218,000 (1)

Eau Claire,               November 2004            Surgical Center                      25,000 (1)
 Wisconsin

Springfield,              March 1997               Surgical Center                     257,000 (1)
 Massachusetts

Tampa, Florida            July 2004                Surgical Center and                 352,000 (1)
                                                   Equipment

Albuquerque,              October 2009             Surgical Center and                 214,000 (1)
 New Mexico                                        Equipment

Redlands,                 August 2008              Land                                 63,000 (1)
 California

San Jose,                 November 1999            Surgical Center and                 431,000 (1)
 California                                        Equipment

Baltimore,                March 2003               Surgical Center                     116,000 (1)
 Maryland

Indianapolis,             July 2002                Land, Surgical Center,              215,000 (1)
 Indiana                                           and Equipment

Indianapolis,             February 1997            Land, Surgical Center,              115,000 (1)
 Indiana                                           and Equipment

San Luis Obispo,          August 1995              Surgical Center                     169,000 (1)
 California

Mt. Laurel,               June 2006                Surgical Center                     194,000 (1)
 New Jersey

Gadsden,                  October 1999             Surgical Center                     212,000 (1)
 Alabama


Ft. Smith,                October 2007             Surgical Center                     193,000 (1)
 Arkansas

Honolulu,                 December 1995            Surgical Center                     167,000 (1)
 Hawaii

Coral Springs,            December 2001            Surgical Center                     223,000 (1)
 Florida

Winter Park,              September 2013           Surgical Center                     219,000 (1)
 Florida

Golden,                   December 2002            Surgical Center                     182,000 (1)
 Colorado

Roseland,                 September 2002           Surgical Center                     250,000 (1)
 New Jersey

Aurora,                   February 2002            Surgical Center                      88,000 (1)
 Colorado

Santa Rosa,               December 1997            Surgical Center                      96,000 (1)
 California

San Francisco,            June 1995                Surgical Center                     272,000 (1)
 California

___________________

(1)      Plus insurance, taxes and maintenance.

         The remainder of the Company's properties are owned and subject to mortgage. The Company believes that its facilities are adequate for its immediate needs.

         In 1985, SCA purchased a building containing approximately 53,000 square feet in Lancaster, Pennsylvania. SCA developed the property as a medical office building and sold the building at its cost to a limited partnership having as its general partner an SCA subsidiary and as its limited partners physicians who use the Lancaster Surgery Center and tenants in the medical office building. The Lancaster Surgery Center leases approximately 13,700 square feet of the building.

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings which could have, in the judgment of management, a material adverse effect upon the Company's financial position or results of operations taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

         This information is incorporated by reference from the Company's Annual Report to Security Holders for fiscal year ended December 31, 1994, pp. 20.

ITEM 6.  SELECTED FINANCIAL DATA

         This information is incorporated by reference from the Company's Annual Report to Security Holders for fiscal year ended December 31, 1994, pp. 2 and 3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is incorporated by reference from the Company's Annual Report to Security Holders for fiscal year ended December 31, 1994, pp. 19 and 20.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information is incorporated by reference from the Company's Annual Report to Security Holders for fiscal year ended December 31, 1994, pp. 10-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the executive officers of the Company is included in Item 1, Business. Information with respect to the Company's directors is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1995.

ITEM 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1995, except for the items appearing under the heading "Compensation Committee Report on Executive Compensation" and "Comparative Performance Graph" which are excluded in accordance with Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1995.


                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits.

                                            Annual Report to
                                            Security Holders

         (1)     Financial Statements:             Page
                                                   ----

         Report of Independent Public                9
          Accountants                               --

         Consolidated Statements of
          Income for the Years Ended
          December 31, 1992, 1993 and 1994          10
                                                    --
         Consolidated Balance Sheets for
          the Years Ended December 31,
           1993 and 1994                            11
                                                    --
         Consolidated Statements of Share-
          holders' Equity for the Years
          Ended December 31, 1992, 1993
          and 1994                                  12
                                                    --
         Consolidated Statements of Cash
          Flow for the Years Ended
          December 31, 1992, 1993 and 1994          13
                                                    --
         Notes to Consolidated Financial
          Statements                                14
                                                    --
         (2)     Financial Statement Schedule:
                 -----------------------------

         Report of Independent Public
          Accountants - Deloitte & Touche
          LLP                                       S-1

         Schedule II - Valuation and
          Qualifying Accounts                       S-2

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


         (3)     Exhibits


Number                                                             Description
------           ----------------------------------------------------------------------------------------------------------------
2(a)             Agreement of Merger and Plan of Reorganization, dated May 2, 1986, between the Registrant and SCA-Del. Corp. (4)

2(b)             Plan and Agreement of Distribution between Registrant and HealthWise of America, Inc. dated November 29, 1993. (9)

3(a)             Certificate of Incorporation of the Registrant, as amended.  (7)

3(b)             By-Laws of the Registrant. (4)

10(a)            Sale and Purchase Agreement, dated June 15, 1983, among the Registrant, Lexington SC Properties, Inc., and the shareholders of Lexington Surgery, Inc.. (1)

10(b)            Employment Agreement dated January 1, 1990, between the Registrant and Joel C. Gordon. (2)

10(c)            Amendment to Employment Agreement dated September 1, 1994 between the Registrant and Joel C. Gordon.

10(d)            Non-Competition Agreement, dated June 15, 1983, between Lexington-SC Properties, Inc. and Edwin J. Nighbert. (1)

10(e)            Lease Contract, dated as of October 1, 1983, between Surgery Center of Ft. Worth, Inc and Ft. Worth Surgery Center
                 Associates. (1)

10(f)            1986 Employee Stock Purchase Plan, as amended. (10)

10(g)            Incentive Stock Plan of 1986, as amended. (10)

10(h)            Form of Indemnity Agreements with Directors and Officers. (5)

10(i)            1990 Non-Qualified Stock Option Plan for Non-Employee Directors. (6)

10(j)            Employment Agreement dated January 1, 1992, as amended, between Registrant and William J. Hamburg. (8)

10(k)            Employment Agreement dated April 25, 1994, between the Registrant and Tarpley B. Jones.

10(l)            Agreement, dated October 22, 1992, between the Company and American Healthmark, Inc. (8)

10(m)            Shared Services Agreement between the Registrant and HealthWise of America, Inc., dated as of November 29, 1993.
                 (10)

10(n)            Tax Matters Agreement between the Registrant and HealthWise of America, Inc., dated as of November 29, 1993. (10)

10(o)            Employee Benefits Agreement between the Registrant and HealthWise of America, Inc., dated as of November 29, 1993.
                 (10)

10(p)            Agreement among the Registrant, SCA-Kentucky Health Plan, Inc. (now HealthWise of America, Inc.), Chesapeake Health
                 Plan, Inc. and Kenneth J. Melkus. (10)

10(q)            Option Agreement among SCA-Kentucky Plan, Inc. (now HealthWise of America, Inc.), Chesapeake Health Plan, Inc. and
                 Kenneth J. Melkus, with executed Employment Agreement and Option Agreement attached. (10)

10(r)            Amendment to Employment Agreement dated September 1, 1994 between the Registrant and William J. Hamburg.

13               Annual Report to security holders but only to the extent set forth in Items 5, 6, 7 and 8 hereof.

18               Letter from Accountants regarding change in accounting principle.

21               List of subsidiaries of the Registrant.

23(a)            Consent of Deloitte & Touche.

27               Financial Data Schedule

_____________________

         (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 2-88175.

         (2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on 10-K for the year ended December 31, 1989, File No. 0-13364.

         (3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 33-11639.

         (4) Incorporated by reference to the Registrant's annual report on 10-K for the year ended December 31, 1986, File No. 0-13364.

         (5) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-2, Registration No. 33-14622.

         (6) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the year ended December 31, 1990, File No. 0-13364.

         (7) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the year ended December 31, 1991, File No. 0-13364.

         (8) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the year ended December 31, 1992, File No. 0-13364.

         (9) Incorporated by reference to exhibits Filed with the Registrant's annual report on Form 8-K dated December 31, 1993.

         (10) Incorporated by reference to exhibits filed with Registrant's annual report in Form 10-K for the year ended December 31, 1993, File No. 0-13364.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                 The following is a list of all executive compensation plans and arrangements filed as Exhibits to this Annual Report on Form 10-K.

                 Employment Agreement dated January 1, 1990 between the Registrant and Joel C. Gordon - Form 10-K for the fiscal year ended December 31, 1989, File No. 0-13364, Exhibit 10(d).

                 Employment Agreement dated January 1, 1992, as amended, between the Registrant and William J. Hamburg - Form 10-K for the fiscal year ended December 31, 1992, File No. 0-13364, Exhibit 10(l).

                 Employment Agreement dated April 25, 1994, between the Registrant and Tarpley B. Jones - Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13364, Exhibit 10(k).

                 Incentive Stock Plan of 1986, as amended, - Form 10-K for the fiscal year ended December 31, 1993, File No. 0-13364, Exhibit 10(i)

                 1990 Non-Qualified Stock Option Plan for Non-Employee Directors - Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13364, Exhibit 10(k).

                 Agreement of the Registrant, SCA-Kentucky Health Plan, Inc. (now HealthWise of America, Inc.), Chesapeake Health Plan, Inc. and Kenneth J. Melkus, with executed Employment Agreement and Option Agreement attached. Form 10-K for the year ended December 31, 1993, File No. 0-13364, Exhibit 10(s).

                 Option Agreement among SCA-Kentucky Health Plan, Inc. (now HealthWise of America, Inc. and Kenneth J. Melkus. Form 10-K for the year ended December 31, 1993, File No. 0-13364, Exhibits 10(t).

                 Amendment to Employment Agreement dated September 1, 1994 between the Registrant and Joel C. Gordon - Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13364, Exhibit 10(c).

                 Amendment to Employment Agreement dated September 1, 1994 between the Registrant and William J. Hamburg - Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13364, Exhibit 10(r).

     (b)     Reports on Form 8-K.

             None

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SURGICAL CARE AFFILIATES, INC.


                                          BY:  /s/ JOEL C. GORDON
                                             ----------------------------
                                              JOEL C. GORDON
                                              CHAIRMAN & CHIEF EXECUTIVE OFFICER


Date:   March 30, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                                     TITLE                                          DATE
           ----                                     -----                                          ----
  /s/  Joel C. Gordon                      Chairman of the Board,                              March 30, 1995
----------------------------               Chief Executive Officer                            ----------------
       Joel C. Gordon                      (Principal Executive
                                           Officer) & Director

  /s/  William J. Hamburg                  President, Chief                                    March 30, 1995
----------------------------                                                                  ----------------
       William J. Hamburg

  /s/  Tarpley B. Jones                    Senior Vice President                               March 30, 1995
----------------------------               & Chief Financial Officer                          ----------------
       Tarpley B. Jones                    (Principal Financial &
                                           Accounting Officer)

  /s/  Andrew W. Miller                    Director                                            March 30, 1995
----------------------------                                                                  ----------------
       Andrew W. Miller


  /s/  Kenneth J. Melkus                   Director                                           March 30, 1995
----------------------------                                                                  ---------------
       Kenneth J. Melkus


  /s/  Dan E. Bruhl                        Director                                            March 30, 1995
-------------------------                                                                     ----------------
       Daniel E. Bruhl


  /s/  Lucius E. Burch, III                Director                                            March 30, 1995
----------------------------                                                                  ----------------
       Lucius E. Burch, III


  /s/  Robert E. Fraiman                   Director                                            March 30, 1995
----------------------------                                                                  ----------------
       Robert J. Fraiman


  /s/  Edwin J. Nighbert                   Director                                            March 30, 1995
----------------------------                                                                  ----------------
       Edwin J. Nighbert


 /s/  Sister Josepha Schaeffer             Director                                            March 30, 1995
------------------------------                                                                ----------------
      Sister Josepha Schaeffer


INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Surgical Care Affiliates, Inc.
Nashville, Tennessee

We have audited the consolidated financial statements of Surgical Care Affiliates, Inc. as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 and have issued our report thereon dated February 22, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Surgical Care Affiliates, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP


Nashville, Tennessee
February 22, 1995

                SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                            BALANCE AT                                                                BALANCE
                                            BEGINNING                                                                 AT END OF
         DESCRIPTION                        OF PERIOD            ADDITIONS        RETIREMENTS      OTHER CHANGES(1)   OF PERIOD
         -----------                        ----------           ---------        -----------      ----------------   ---------
Year Ended December 31, 1994

  Allowance for doubtful accounts          $3,214,296            $3,060,679       $(2,114,715)       $    ---         $4,160,260
                                           ==========            ==========       ===========        ===========      ==========

  Allowance for unsuccessful development   $   107,591           $    -           $     -            $    ---         $  107,591
                                           ===========           ==========       ===========        ===========      ==========


Year Ended December 31, 1993

  Allowance for doubtful accounts          $4,914,778            $1,067,775       $(1,226,656)       $(1,541,601)     $3,214,296
                                           ==========            ==========       ===========        ===========      ==========

  Allowance for unsuccessful development   $  135,443            $  288,140       $  (315,992)       $    ---         $  107,591
                                           ==========            ==========       ===========        ===========      ==========


Year Ended December 31, 1992

  Allowance for doubtful accounts          $4,204,721            $1,441,862       $  (731,805)       $    ---         $4,914,778
                                           ==========            ==========       ===========        ===========      ==========

  Allowance for unsuccessful development   $  137,208            $  170,734       $  (172,499)       $    ---         $  135,443
                                           ==========            ==========       ===========        ===========      ==========





(1) See Summary of Significant Accounting Policies for discussion of change in accounting estimate in 1993.

                                EXHIBIT INDEX


Number                                                             Description
------           ----------------------------------------------------------------------------------------------------------------
2(a)             Agreement of Merger and Plan of Reorganization, dated May 2, 1986, between the Registrant and SCA-Del. Corp. (4)

2(b)             Plan and Agreement of Distribution between Registrant and HealthWise of America, Inc. dated November 29, 1993. (9)

3(a)             Certificate of Incorporation of the Registrant, as amended.  (7)

3(b)             By-Laws of the Registrant. (4)

10(a)            Sale and Purchase Agreement, dated June 15, 1983, among the Registrant, Lexington SC Properties, Inc., and the shareholders of Lexington Surgery, Inc.. (1)

10(b)            Employment Agreement dated January 1, 1990, between the Registrant and Joel C. Gordon. (2)

10(c)            Amendment to Employment Agreement dated September 1, 1994 between the Registrant and Joel C. Gordon.

10(d)            Non-Competition Agreement, dated June 15, 1983, between Lexington-SC Properties, Inc. and Edwin J. Nighbert. (1)

10(e)            Lease Contract, dated as of October 1, 1983, between Surgery Center of Ft. Worth, Inc and Ft. Worth Surgery Center
                 Associates. (1)

10(f)            1986 Employee Stock Purchase Plan, as amended. (10)

10(g)            Incentive Stock Plan of 1986, as amended. (10)

10(h)            Form of Indemnity Agreements with Directors and Officers. (5)

10(i)            1990 Non-Qualified Stock Option Plan for Non-Employee Directors. (6)

10(j)            Employment Agreement dated January 1, 1992, as amended, between Registrant and William J. Hamburg. (8)

10(k)            Employment Agreement dated April 25, 1994, between the Registrant and Tarpley B. Jones.

10(l)            Agreement, dated October 22, 1992, between the Company and American Healthmark, Inc. (8)

10(m)            Shared Services Agreement between the Registrant and HealthWise of America, Inc., dated as of November 29, 1993.
                 (10)

10(n)            Tax Matters Agreement between the Registrant and HealthWise of America, Inc., dated as of November 29, 1993. (10)

10(o)            Employee Benefits Agreement between the Registrant and HealthWise of America, Inc., dated as of November 29, 1993.
                 (10)

10(p)            Agreement among the Registrant, SCA-Kentucky Health Plan, Inc. (now HealthWise of America, Inc.), Chesapeake Health
                 Plan, Inc. and Kenneth J. Melkus. (10)

10(q)            Option Agreement among SCA-Kentucky Plan, Inc. (now HealthWise of America, Inc.), Chesapeake Health Plan, Inc. and
                 Kenneth J. Melkus, with executed Employment Agreement and Option Agreement attached. (10)

10(r)            Amendment to Employment Agreement dated September 1, 1994 between the Registrant and William J. Hamburg.

13               Annual Report to security holders but only to the extent set forth in Items 5, 6, 7 and 8 hereof.

18               Letter from Accountants regarding change in accounting principle.

21               List of subsidiaries of the Registrant.

23(a)            Consent of Deloitte & Touche.

27               Financial Data Schedule

_____________________

         (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 2-88175.

         (2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on 10-K for the year ended December 31, 1989, File No. 0-13364.

         (3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 33-11639.

         (4) Incorporated by reference to the Registrant's annual report on 10-K for the year ended December 31, 1986, File No. 0-13364.

         (5) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-2, Registration No. 33-14622.

         (6) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the year ended December 31, 1990, File No. 0-13364.

         (7) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the year ended December 31, 1991, File No. 0-13364.

         (8) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the year ended December 31, 1992, File No. 0-13364.

         (9) Incorporated by reference to exhibits Filed with the Registrant's annual report on Form 8-K dated December 31, 1993.

         (10) Incorporated by reference to exhibits filed with Registrant's annual report in Form 10-K for the year ended December 31, 1993, File No. 0-13364.