Form 10-Q
period 1995-03-31
SURGICAL CARE AFFILIATES INC
filed 1995-05-11
CIK 722692

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1995, commission file number      0-13364
                      --------------                         ----------------

                        SURGICAL CARE AFFILIATES, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   DELAWARE
- -----------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                  62-1149229
- -----------------------------------------------------------------------------
                     (I. R. S. Employer Identification No.)

Registrant's telephone number, including area code        (615) 385-3541
                                                   --------------------------

               102 Woodmont Blvd, Suite 610, Nashville, TN 37205
               -------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock, par value $.25 per share, shares outstanding 38,955,085 at March 31, 1995.

                        PART I -- FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS





SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31,         DECEMBER 31,
                                                           1995               1994
                                                       ------------       -------------
   ASSETS
   ------
Current assets:
   Cash                                                $ 39,060,301       $ 31,222,963
   Marketable securities                                    294,639            294,639
   Accounts receivable, less allowance for doubtful
     accounts of $4,452,372 in 1995 and $4,160,260
     in 1994                                             31,929,368         34,801,079
   Other receivables                                        772,224            701,965
   Supplies                                               4,681,043          4,562,518
   Prepaid expenses and other current assets              1,701,826            742,911
   Deferred income taxes                                  9,260,259          9,260,259
                                                       ------------       ------------
            Total current assets                         87,699,660         81,586,334
                                                       ------------       ------------

 Property & equipment, including leased properties:
    Land & improvements                                  32,244,504         31,972,686
    Building                                             67,177,472         66,289,162
    Equipment, furniture and fixtures                   108,915,721        106,690,800
    Construction in progress                              2,188,462          1,998,495

                                                       ------------       ------------
                                                        210,526,159        206,951,143
    Less: accumulated depreciation and amortization     (61,550,158)       (57,969,075)
                                                       ------------       ------------
                Net property & equipment                148,976,001        148,982,068

Other assets:
    Excess of cost over fair value of net assets
      acquired                                          114,300,992        109,149,364
    Other assets                                            592,733            625,828
                                                       ------------       ------------

                                                       $351,569,386       $340,343,594
                                                       ============       ============




The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS




                                                          MARCH 31,              DECEMBER 31,
                                                            1995                    1994
                                                        ------------             ------------
   LIABILITIES & SHAREHOLDERS' EQUITY
   ----------------------------------
Current liabilities:
  Accounts payable - trade                              $  5,577,805             $  5,889,642
  Accrued liabilities                                     12,578,044               15,658,612
  Accrued loss on disposal of surgery centers              1,703,208                5,629,000
  Current portion of long-term obligations and notes
  payable                                                 10,119,162               10,119,162
  Income taxes payable                                    18,380,290               14,737,873
  Distributable to minority interests                      4,500,000                4,500,000

                                                        ------------             ------------
                         Total current liabilities        52,858,509               56,534,289
                                                        ------------             ------------


Long-term obligations:
  Notes payable & other long-term debt                    47,442,913               42,269,224
  Capital lease obligations - related parties              4,067,635                7,447,761
                                                        ------------             ------------

                         Total long-term obligations      51,510,548               49,716,985
                                                        ------------             ------------


Deferred income taxes                                      3,845,939                3,845,939
                                                        ------------             ------------


Minority interests                                        32,965,595               33,623,872
                                                        ------------             ------------


Shareholders' equity:
  Common stock, par value $.25, 100,000,000
   shares authorized, 39,427,485 and
   39,110,622 shares issued, and 38,955,085
   and 38,638,222 shares outstanding in 1995 and
   1994, respectively                                      9,856,872                9,777,656
  Treasury stock at cost,472,400 shares in 1995
   and 1994, respectively                                 (6,094,078)              (6,114,778)
  Additional paid in capital                              95,996,839               91,159,880
  Retained earnings                                      110,629,162              101,799,751
                                                        ------------             ------------


                         Total shareholders' equity      210,388,795              196,622,509
                                                        ------------             ------------
                                                        $351,569,386             $340,343,594
                                                        ============             ============




The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME




                                                             THREE MONTHS     THREE MONTHS
                                                                ENDED             ENDED
                                                               MARCH 31,        MARCH 31,
                                                                 1995             1994
                                                             ------------     ------------
Net revenue                                                   $65,106,351      $52,148,320

Operating costs:
 Costs of providing healthcare services                       (34,168,337)     (28,142,003)
 Depreciation and amortization                                 (4,338,978)      (3,900,668)
 Provision for doubtful accounts                                 (921,983)        (980,017)
                                                              -----------      -----------

 Operating income                                              25,677,053       19,125,632

General, administrative and development expenses               (1,561,131)      (1,153,772)
Interest and other expenses                                    (1,162,284)      (2,057,544)
Interest and other income                                         477,582          847,909
Gain on sale of MCA stock                                               0        3,419,612
                                                              -----------      -----------

Income before minority interests and income taxes              23,431,220       20,181,837

Minority interests in (earnings) of partnerships               (6,100,441)      (4,416,546)
                                                              -----------      -----------

Income before income taxes and cumulative effect
 of change in accounting principle                             17,330,779       15,765,291

Income tax provision                                           (6,932,312)      (7,686,116)
                                                              -----------      -----------

Income before cumulative effect of change in
 accounting principle                                          10,398,467        8,079,175

Cumulative effect of change in accounting
 principle, net of income tax benefit of
 $1,403,437                                                             0       (2,105,155)
                                                              -----------      -----------

Net income                                                    $10,398,467      $ 5,974,020
                                                              ===========      ===========

Net Income Per Common & Common Equivalent Share

 Before cumulative effect of change in
  accounting principle                                        $      0.27      $      0.21
 Cumulative effect of change in accounting
  principle                                                          0.00            (0.05)
                                                              -----------      -----------

                                                              $      0.27      $      0.16
                                                              ===========      ===========

Weighted average number of common and common
  equivalent shares outstanding                                39,091,979       38,876,222
                                                              ===========      ===========






The notes to consolidated financial statements are an integral part of these statements.

 SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                 ----------------------------
                                                                                   MARCH 31,        MARCH 31,
                                                                                     1995             1994
                                                                                 -----------      -----------
Cash Flows From Operating Activities:
 Net Income                                                                      $10,398,467      $ 5,974,020
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:

   Cumulative Effect of Change in Accounting Principle                                     0        2,105,155
   Depreciation and Amortization                                                   4,338,978        3,900,668
   Provisions for Losses on Accounts Receivable                                      921,983          980,017
   Minority Interests in Earnings of Partnerships                                  6,100,441        4,416,546
   Deferred Income Taxes                                                                   0          858,127

 Changes in Assets and Liabilities
  Net of Effect of Acquisitions:
   Decrease in Accounts Receivable                                                 1,949,728        1,688,367
   (Increase) Decrease in Other Receivables                                          (70,259)       3,309,552
   (Increase) Decrease in Supplies                                                  (118,525)         113,936
   Increase in Prepaid Expenses and Other Current Assets                            (958,915)      (1,125,118)
   Decrease (Increase) in Other Assets                                                33,095         (464,182)
   Increase in Excess of Cost over Fair Value of Net Assets Acquired              (1,815,995)      (2,722,175)
   Decrease in Accounts Payable - Trade                                             (311,837)      (1,157,750)
   Decrease in Accrued Liabilities                                                (3,080,568)        (512,763)
   Decrease in Accrued Loss on Disposal of Surgery Centers                        (3,925,792)               0
   Increase in Income Taxes Payable                                                3,642,417        6,777,359
                                                                                 -----------      -----------

       Net Cash Provided by Operating Activities                                  17,103,218       24,141,759
                                                                                 -----------      -----------

Cash Flows From Investing Activities:

   Decrease in Temporary Investments                                                       0           31,108
   Decrease in Marketable securities                                                       0        7,010,219
   Capital Expenditures                                                           (3,575,016)      (9,820,427)
   Acquisitions less Cash Acquired of $0 in 1995, $ 75,000 in 1994                         0       (4,363,371)
                                                                                 -----------      -----------


       Net Cash Used in Investing Activities                                      (3,575,016)      (7,142,471)
                                                                                 -----------      -----------

Cash Flows From Financing Activities:
   Net Borrowings Under Line-of-Credit Agreement                                  31,076,792                0
   Payments on Long-Term Obligations                                             (29,283,229)      (9,613,361)
   Proceeds From Long-Term Obligations                                                     0        1,334,290
   Proceeds From Issuance of Common Stock                                            822,647          830,481
   Dividends on Common Stock for the Treasury                                         20,700                0
   Dividends Paid                                                                 (1,569,056)      (1,551,167)
   Distributions to Minority Interests                                            (6,110,734)      (5,131,341)
   Decrease in Distributable to Minority Interests                                         0         (261,219)
   (Decrease) Increase in Minority Interests                                        (647,984)         594,720
                                                                                 -----------      -----------

       Net Cash Used in Financing Activities                                      (5,690,864)     (13,797,597)
                                                                                 -----------      -----------

Net Increase in Cash & Cash Equivalents                                            7,837,338        3,201,691
Cash & Cash Equivalents at Beginning of Period                                    31,222,963       23,877,186
                                                                                 -----------      -----------

Cash & Cash Equivalents at End of Period                                         $39,060,301      $27,078,877
                                                                                 ===========      ===========

For purposes of the statements of cash flows, the Company considers all certificates of deposits and highly liquid marketable securities with a maturity of three months or less to be cash equivalents.

Cash & Cash Equivalents at End of Period                                         $39,060,301      $27,078,877
Temporary Investments                                                                      0        5,254,675
                                                                                 -----------      -----------

Cash and Temporary Investments                                                   $39,060,301      $32,333,552
                                                                                 ===========      ===========

The notes to consolidated financial statements are an integral part of these statements.

                        SURGICAL CARE AFFILIATES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of the Company's financial position as of March 31, 1995, and results of its operations and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results that can be expected for the year ending December 31, 1995. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - RECLASSIFICATIONS

         Reclassifications of certain amounts in the 1994 consolidated financial statements have been made to conform to the 1995 presentation of accounts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF ITS FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:


         Surgical Care Affiliates, Inc. operates 63 outpatient surgery centers, nine of which were acquired or built in 1994. The Company began the quarter with 65 centers but closed two of them in the first quarter.

RESULTS OF OPERATIONS - FIRST QUARTER

         Revenue for the first quarter increased 25% to $65.1 million. Earnings per share before cumulative effect of change in accounting principle increased 29% to $.27 compared to $.21 in 1994.

         The increase in revenue of 25% is due primarily to a 16% rise in same center revenue. The remaining growth in revenue came from new centers. The same center revenue increase is comprised of a 12% growth in volume and 4% increase in pricing and the intensity of surgical procedures performed. The 16% increase is the largest quarterly increase experienced in same center revenue in several years. The increase is partially the result of an increase in activity at centers joint ventured with hospitals. The case volume in the first quarter of 1994 was also reduced by bad weather. Management expects total same center revenue to increase by 6 - 10% for the remainder of 1995.

         The costs of providing healthcare services increased 21%. The increase is due to the addition of 5 new centers and the increase of 16% in same center revenues since the first quarter of 1994.

         Interest and other expenses decreased from $2.1 million in 1994 to $1.2 million in 1995. In the first quarter of 1994, the Company recorded an expense of $950,000 to relocate two surgery centers.

         Interest and other income decreased because the Company did not record any development fee revenue during the first quarter of 1995 that is earned when new centers are developed.

         General and administrative expenses increased due to an increase in corporate staffing and other activities to manage the growth in surgery centers.

         During the first quarter of 1994, the Company sold shares of stock in Medical Care America at a pre-tax gain of $3.4 million. All of the stock was sold in 1994.

         Effective January 1, 1994, the Company changed its accounting policy for deferred development and pre-opening costs. As a result of the change, the Company recorded a cumulative effect of change in accounting principle of $2.1 million for the first quarter of 1994. The Company now expenses deferred development and pre-opening costs as incurred. The change in accounting for deferred development and pre-opening costs did not have a material impact on the Company's net income for the first quarter of 1995.

         The Company's effective tax rate was 49% in the first quarter of 1994 compared to 40% in 1995. The decrease occurred because of a $1 million charge to provide for certain income tax contingencies in 1994.


BALANCE SHEET AMOUNTS

         The Company's cash position increased by $8 million from year end.
The increase is due to net income earned in the first quarter. The Company did not make any acquisitions in the first quarter which historically has been the largest use of cash.

         Accounts receivable decreased since December 31, 1994, due to seasonal fluctuations. The Company's receivables typically rise before year end due to the high volume of surgery in the fourth quarter.

         Excess of cost over fair value of net assets acquired (goodwill) increased due to the payment of deferred purchase price consideration incurred from past acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to open four to five surgery centers in 1995 that currently are or will be under construction. The Company also expects to acquire four centers that should close before the end of the second quarter. The Company expects to pay cash to purchase these centers. Funding will be provided from operations or from draws on the Company's lines of credit.

         As in previous periods, the principal source of the Company's cash is generated from its operations. The Company believes that it has ready access to third party resources (primarily banks) to finance its growth to the extent that the growth requirements exceed cash generated from operations.

         In April 1995, the Company entered into an agreement to refinance substantially all of its short and long term debt. Under the terms of the new five year agreement, the Company will pay interest at LIBOR plus 50 basis points, compared to the old rate of LIBOR plus 130-200 basis points. The new loan is unsecured except for a negative pledge on assets and contains certain financial covenants.

                SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


Part II.    Other Information

Item 1.          Legal Proceedings.  -  None.

Item 2.          Changes in Securities.  -  None.

Item 3.          Defaults Upon Senior Securities.  -  None.

Item 4.          Submission of Matters to a Vote of Security Holders.  -  None

Item 5.          Other Information. - None.

Item 6.          Exhibits and Reports on Form 8-K.

                 (A)     Exhibits

                         (1)   Credit Agreement dated April 12,
                         1995 by and among Surgical Care Affiliates,
                         Inc., SCA-Management Company, SCA Investment
                         Company, the Lenders Listed therein and Third National bank in Nashville as Agent

                         (2) Financial Data Schedule (for SEC use only)

                 (B)     Reports on Form 8-k.  -  None.

                                   SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SURGICAL CARE AFFILIATES, INC.
                                           ------------------------------
                                                   (Registrant)



                                           /s/ Tarpley B. Jones
                                           -------------------------------
                                           Tarpley B. Jones
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and
                                           Duly Authorized Officer)
                                           On behalf of Registrant




Date:  May 10, 1995

                                 EXHIBIT INDEX



Number                                Description
- ------   ----------------------------------------------------------------------------
10.1     Credit Agreement dated April 12, 1995 by and among Surgical Care Affiliates,
         Inc., SCA-Management Company, SCA Investment Company, the Lenders Listed
         therein, and Third National Bank in Nashville as Agent

27       Financial Data Schedule (For SEC use only)
