Form 10-Q
period 1995-06-30
SURGICAL CARE AFFILIATES INC
filed 1995-08-02
CIK 722692

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C. 20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1995, commission file number      0-13364

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock, par value $.25 per share, shares outstanding 38,983,037 at June 30, 1995.

                                      PART I -- FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS





SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS


                                               JUNE  30,        DECEMBER 31,
                                                 1995               1994
                                              -----------       ------------
   ASSETS

Current assets:
  Cash                                        $35,085,200        $31,222,963
  Marketable securities                           294,639            294,639
  Accounts receivable, less allowance
      for doubtful accounts of
      $4,566,651 in 1995 and $4,160,260
      in 1994                                  32,293,000         34,801,079
  Other receivables                               516,327            701,965
  Supplies                                      5,266,575          4,562,518
  Prepaid expenses and other current assets     1,635,354            742,911
  Deferred income taxes                         9,260,259          9,260,259
                                              -----------        -----------
          Total current assets                 84,351,354         81,586,334


Property & equipment, including leased properties:

  Land & improvements                          34,782,525         31,972,686
  Building                                     70,055,721         66,289,162
  Equipment, furniture and fixtures           113,988,977        106,690,800
  Construction in progress                      3,688,427          1,998,495
                                              -----------        -----------
                                              222,515,650        206,951,143
  Less: accumulated depreciation
     and amortization                         (65,080,253)       (57,969,075)

          Net property & equipment            157,435,397        148,982,068

Other assets:
  Excess of cost over fair value of
    net assets acquired                       126,244,961        109,149,364
  Other assets                                    710,956            625,828
                                              -----------        -----------
                                             $368,742,668       $340,343,594
                                              ===========        ===========


The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS


                                                JUNE 30,        DECEMBER 31,
                                                  1995              1994
                                              -----------       ------------

   LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                     $5,492,442         $5,889,642
  Accrued liabilities                          14,641,301         15,658,612
  Accrued loss on disposal of surgery centers     744,083          5,629,000
  Current portion of long-term obligations
    and notes payable                             728,944         10,119,162
  Income taxes payable                         13,941,956         14,737,873
  Distributable to minority interests           7,000,000          4,500,000
                                             ------------       ------------
          Total current liabilities            42,548,726         56,534,289


Long-term obligations:
  Notes payable & other long-term debt         67,160,889         42,269,224
  Capital lease obligations - related parties   4,798,301          7,447,761
                                             ------------       ------------
          Total long-term obligations          71,959,190         49,716,985


Deferred income taxes                           3,845,939          3,845,939


Minority interests                             30,502,636         33,623,872


Shareholders' equity:
  Common stock, par value $.25, 100,000,000
    shares authorized, 39,455,437 and 39,110,622
    shares issued, and 38,983,037 and 38,638,222
    shares outstanding in 1995 and 1994,
    respectively                                9,863,859          9,777,656
  Treasury stock at cost,472,400 shares
    in 1995 and 1994, respectively             (6,074,863)        (6,114,778)
  Additional paid in capital                   96,089,534         91,159,880
  Retained earnings                           120,007,647        101,799,751
                                              -----------        -----------

          Total shareholders' equity          219,886,177        196,622,509
                                              -----------        -----------
                                             $368,742,668       $340,343,594
                                              ===========        ===========


The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME


                                                    THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                        ENDED          ENDED          ENDED          ENDED
                                                      JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                        1995           1994           1995           1994
                                                    ------------   ------------    -----------    -----------
Net revenue                                          $65,681,896    $58,522,606   $130,788,247   $110,670,926

Operating costs:
   Costs of providing healthcare services            (33,460,889)   (30,564,439)   (67,629,226)   (58,807,209)
   Depreciation and amortization                      (4,328,678)    (4,260,168)    (8,667,656)    (8,060,069)
   Provision for doubtful accounts                      (755,208)      (304,769)    (1,677,191)    (1,284,786)
                                                    ------------   ------------    -----------    -----------
   Operating income                                   27,137,121     23,393,230     52,814,174     42,518,862

General, administrative and development expenses      (1,506,056)    (1,530,298)    (3,067,187)    (2,684,070)
Interest and other expenses                           (1,142,159)    (2,453,099)    (2,304,443)    (4,510,643)
Interest and other income                                982,969        682,489      1,460,551      1,530,397
Gain on sale of MCA stock                                      0      1,742,199              0      5,161,811
                                                    ------------   ------------    -----------    -----------
Income before minority interests and income taxes     25,471,875     21,834,521     48,903,095     42,016,357

Minority interests in (earnings) of partnerships      (6,554,020)    (5,236,013)   (12,654,461)    (9,652,559)
                                                    ------------   ------------    -----------    -----------
Income before income taxes and cumulative effect
  of change in accounting principle                   18,917,855     16,598,508     36,248,634     32,363,798

Income tax provision                                  (7,567,142)    (6,965,403)   (14,499,454)   (14,651,519)
                                                    ------------   ------------    -----------    -----------
Income before cumulative effect of change in
  accounting principle                                11,350,713      9,633,105     21,749,180     17,712,279

Cumulative effect of change in accounting principle            0              0              0     (2,105,155)
                                                    ------------   ------------    -----------    -----------
Net income                                           $11,350,713     $9,633,105    $21,749,180    $15,607,124
                                                    ============   ============    ===========    ===========

Net Income Per Common & Common Equivalent Share

  Before cumulative effect of change in
    accounting principle                                   $0.29          $0.25          $0.56          $0.46
  Cumulative effect of change in accounting principle       0.00           0.00           0.00          (0.05)
                                                    ------------   ------------    -----------    -----------
                                                           $0.29          $0.25          $0.56          $0.41
                                                    ============   ============    ===========    ===========

  Weighted average number of common and common
    equivalent shares outstanding                     39,275,951     39,003,178     39,183,698     38,908,438
                                                    ============   ============    ===========    ===========


The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIA
     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 SIX MONTHS ENDED
                                                             JUNE 30,       JUNE 30,
                                                                 1995           1994
                                                             -----------    ------------
Cash Flows From Operating Activities:
 Net Income                                                  $21,749,180     $15,607,124
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Cumulative Effect of Change in Accounting Principle                 0       2,105,155
   Depreciation and Amortization                               8,667,656       8,060,069
   Provisions for Losses on Accounts Receivable                1,677,191       1,284,786
   Minority Interests in Earnings of Partnerships             12,654,461       9,652,559
   Deferred Income Taxes                                               0         858,127

 Changes in Assets and Liabilities
  Net of Effect of Acquisitions:
   Decrease in Accounts Receivable                             2,992,846         865,030
   Decrease in Other Receivables                                 346,692       4,081,732
   (Increase) Decrease in Supplies                              (121,297)         72,977
   Increase in Prepaid Expenses and Other Current Assets        (279,995)       (851,757)
   (Increase) Decrease in Other Assets                           (85,128)         24,327
   Increase in Excess of Cost over Fair Value of
     Net Assets Acquired                                      (3,234,648)     (4,129,826)
   Decrease in Accounts Payable - Trade                         (509,706)       (446,768)
   Decrease in Accrued Liabilities                            (3,718,695)       (177,784)
   Decrease in Accrued Loss on Disposal of Surgery Centers    (4,884,917)              0
   (Decrease) Increase in Income Taxes Payable                  (795,917)      2,458,273
                                                              -----------    -----------
       Net Cash Provided by Operating Activities               34,457,723     39,464,024

Cash Flows From Investing Activities:
   Increase in Temporary Investments                                    0     (1,968,892)
   Decrease in Marketable securities                                    0      9,929,119
   Capital Expenditures                                        (9,012,218)   (17,250,246)
   Acquisitions less Cash Acquired of $450,000 in 1995,
     $550,213 in 1994                                         (16,981,251)   (16,568,406)
                                                              -----------    -----------

       Net Cash Used in Investing Activities                  (25,993,469)    (25,858,425)
                                                              -----------    -----------
Cash Flows From Financing Activities:
   Net Borrowings Under Line-of-Credit Agreement               59,398,986      2,712,362
   Payments on Long-Term Obligations                          (47,766,854)    (3,717,266)
   Proceeds From Long-Term Obligations                                  0      5,176,163
   Proceeds From Issuance of Common Stock                         922,329      1,290,653
   Dividends on (Acquisition of) Common Stock for the Treasury     39,915     (4,800,840)
   Dividends Paid                                              (3,541,284)    (3,112,476)
   Distributions to Minority Interests                         (7,017,197)    (9,926,654)
   Increase (Decrease) in Distributable to Minority Interests   2,500,000       (261,219)
   Decrease in Minority Interests                              (9,137,912)      (634,646)
                                                               -----------    -----------
       Net Cash Used in Financing Activities                   (4,602,017)   (13,273,923)

Net Increase in Cash & Cash Equivalents                         3,862,237        331,676
Cash & Cash Equivalents at Beginning of Period                 31,222,963     23,877,186
                                                               -----------    -----------
Cash & Cash Equivalents at End of Period                      $35,085,200    $24,208,862
                                                               ===========    ===========

For purposes of the statements of cash flows, the Company considers all certificates of deposits and highly liquid marketable securities with a maturity of three months or less to be cash equivalents.

Cash & Cash Equivalents at End of Period                      $35,085,200    $24,208,862
Temporary Investments                                                   0      7,254,675
                                                              -----------    -----------
Cash and Temporary Investments                                $35,085,200    $31,463,537
                                                              ===========    ===========

The notes to consolidated financial statements are an integral part of these statements.

                          SURGICAL CARE AFFILIATES, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Financial Statements

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of the Company's financial position as of June 30, 1995, and results of its operations and cash flows for the three months and six months ended June 30, 1995 and 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results that can be expected for the year ending December 31, 1995. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2 - Reclassifications

  Reclassifications of certain amounts in the 1994 consolidated financial statements have been made to conform to the 1995 presentation of accounts.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF ITS FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:


  Surgical Care Affiliates, Inc. operates 67 outpatient surgery centers. The Company began the year with 65 centers; two were closed at the end of the first quarter, and four were purchased on June 1, 1995.

Results of Operations - Second Quarter

  Revenue for the second quarter increased 12% to $65.7 million. Earnings per share increased 16% to $.29 compared to $.25 in 1994.

  Same center revenue increased 7% in the second quarter. The Company experienced a 4% increase in same center case volume and a 3% increase in pricing and intensity. These results are consistent with the results achieved over the past five quarters. Same center revenue increased 16% in the first quarter, largely due to the low surgical volume experienced in the first
quarter of 1994.   The results in 1994 were affected by poor weather which
closed several centers.

  The cost of providing healthcare services increased 9%. The increase is due to the net addition of 4 new centers since the second quarter of 1994, as well as the 7% increase in same center revenues.

  Depreciation and amortization increased 2% due to the net addition of 4 new surgery centers since June 30, 1994.

  General and administrative expenses remained flat during the quarter. In previous quarters, the Company increased its corporate staff to manage its growth.

  Interest and other expenses decreased in the second quarter primarily due to a $1.2 million charge in the second quarter of 1994 to write down assets held for sale to their net realizable value.

  Interest and other income increased primarily due to the Company's joint venturing activity and gains recognized from selling minority interest positions in centers to joint venture partners.

  During the second quarter of 1994, the Company sold approximately 170,000 shares of stock in Medical Care America at a gain of $1.7 million. All of this stock was sold in 1994.

  Minority interest expense increased in the second quarter and the first six months of 1995 compared to the same periods in 1994. During 1994 and 1995, the Company executed joint ventures with hospitals to jointly own its surgery centers. As a result, the Company's share of profits from these centers is lower, and the minority interest is higher.

Results of Operations - Six Months

  Revenue for the six months ended June 30, 1995, increased 18% compared to the same period in 1994. The increase is due to an 11% increase in same center revenue and the contributions from new centers. Earnings per share increased 22% during the six months.

  The cost of providing health care services increased 15%, or roughly in line with the increase in revenue.

  Depreciation and amortization expenses increased due to the net addition of 4 new surgery centers since June 30, 1994.

  General and administrative expenses increased 14% due to increased staffing expenses at the corporate office to manage the Company's growth. All of the increase occurred in the first quarter of 1995.

  Interest and other expenses decreased from $4.5 million to $2.3 million primarily due to charges of $2.2 million in 1994 to provide for the relocation of surgery centers and to write assets held for sale down to their net realizable value.

  In the six month period of 1994, the Company realized a gain of $5.2 million from the sale of stock of Medical Care America. No gains were reported in 1995 since all of the stock was sold in 1994.


Balance Sheet

  The Company's working capital increased from $25 million at December 31, 1994, to $42 million at June 30, 1995. The increase is due to a $4 million increase in cash and a decline in the amount of debt payable in the next twelve months. The Company refinanced its debt in the second quarter, and no principal payments are due for a five year period.

  Accounts receivable decreased since December 31, 1994, due to seasonal fluctuations. The Company's receivables typically rise before year end due to the high volume of surgery in the fourth quarter.

  Property and equipment increased from $148 million to $157 million during the period. The increase is due to funds spent to renovate and expand existing centers, to construct new centers, and to acquire centers.

  Excess of cost over fair value of net assets acquired (goodwill) increased by $17 million primarily due to the acquisition of four centers in 1995.

  Long-term obligations increased due to funds required to purchase four centers in June, 1995.

Liquidity and Capital Resources

  The Company's current ratio was approximately 2.0 to 1 at June 30, 1995, and its debt to equity ratio was .33 to 1. The ratios are consistent with management's philosophy to maintain a strong balance sheet and financial position. The Company is actively looking to grow through the development of new surgery centers and the acquisition of existing centers. The Company is negotiating to purchase a number of surgery centers from a third party. If the Company is successful, the transaction will require approximately $50 million in cash. The Company expects to increase its bank line of credit to finance this transaction.

  As in previous periods, the principle source of the Company's cash is generated from its operations. The Company believes that it has ready access to third party resources (primarily banks) to finance its growth to the extent that the growth requirements exceed cash generated from operations.

                  SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES

                     FOR THE THREE MONTHS ENDED JUNE 30, 1995


Part II.    Other Information

Item 1.          Legal Proceedings.  -  None.

Item 2.          Changes in Securities.  -  None.

Item 3.          Defaults Upon Senior Securities.  -  None.

Item 4.          Submission of Matters to a Vote of Security Holders.

            (a) The Annual Meeting of Shareholders of the Corporation was held on May 11, 1995.

            (b)  N/A

            (c) The following matters were voted upon by the Shareholders at the Annual Meeting held on May 11, 1995:

                 (i) The following directors were elected to serve on the Board of Directors of the Corporation for a term of one year or until their successors are elected.

                                          Against/                  Broker
Director                   For            Withheld       Abstain   Non-votes
Joel C. Gordon             29,898,464     377,424           -          -
William J. Hamburg         29,899,590     376,298           -          -
Dan E. Bruhl, M.D.         29,563,893     711,995           -          -
Lucius E. Burch III        29,895,819     380,069           -          -
Robert J. Fraiman          29,559,832     716,056           -          -
Kenneth J. Melkus          29,722,022     553,866           -          -
Andrew W. Miller           29,897,914     377,974           -          -
Edwin J. Nighbert, M.D.    29,899,269     376,619           -          -
Sister Josepha Schaeffer   29,896,568     379,320           -          -

                 (ii) The shareholders voted on a motion to ratify the appoin-
                      ments of Deloitte and Touche as the Company's Independent Public Accountants, with 30,127,848 shares voting for ratification and 73,393 voting against. The motion passed.

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


                                 SURGICAL CARE AFFILIATES, INC.
                                           (Registrant)



                                     /s/ Tarpley B. Jones
                                     --------------------
                                     Tarpley B. Jones
                                     Senior Vice President and Chief
                                     Financial Officer (Principal Financial
                                     and Duly Authorized Officer)
                                     On behalf of Registrant




Date: August 2, 1995