Form 10-Q
period 1995-09-30
SURGICAL CARE AFFILIATES INC
filed 1995-11-01
CIK 722692

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995, commission file number  0-13364

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common stock, par value $.25 per share, shares outstanding 38,993,892 at September 30, 1995.

                        PART I -- FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS





SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS


                                            SEPTEMBER 30,       DECEMBER 31,
                                                1995                1994
                                            ------------        -----------
   ASSETS

Current assets:
  Cash                                        $39,046,955        $31,222,963
  Marketable securities                           294,639            294,639
  Accounts receivable, less allowance
      for doubtful accounts of
      $4,543,380 in 1995 and $4,160,260
      in 1994                                  30,763,766         34,801,079
      Other receivables                           586,482            701,965
  Supplies                                      5,159,252          4,562,518
  Prepaid expenses and other current assets     1,277,301            742,911
  Deferred income taxes                         9,260,259          9,260,259
                                              -----------        -----------
        Total current assets                   86,388,654         81,586,334
                                              -----------        -----------

Property & equipment, including leased properties:
  Land & improvements                          33,524,724         31,972,686
  Building                                     71,424,899         66,289,162
  Equipment, furniture and fixtures           116,851,338        106,690,800
  Construction in progress                      4,884,351          1,998,495
                                              -----------        -----------
                                              226,685,312        206,951,143
  Less: accumulated depreciation
    and amortization                          (68,184,276)       (57,969,075)
                                              -----------        -----------
        Net property & equipment              158,501,036        148,982,068

Other assets:
  Excess of cost over fair value of
    net assets acquired                       124,270,083        109,149,364
  Other assets                                  2,262,218            625,828
                                              -----------        -----------
                                             $371,421,991       $340,343,594
                                              ===========        ===========


The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30,       DECEMBER 31,
                                                1995                1994
                                            ------------        -----------

 LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                    $4,441,146         $5,889,642
  Accrued liabilities                         10,529,175         15,658,612
  Accrued loss on disposal of
    surgery centers                              741,203          5,629,000
  Current portion of long-term obligations
    and notes payable                            728,944         10,119,162
  Income taxes payable                        20,381,893         14,737,873
  Distributable to minority interests          7,000,000          4,500,000
                                             -----------        -----------

        Total current liabilities             43,822,361         56,534,289


Long-term obligations:
  Notes payable & other long-term debt        61,062,400         42,269,224
  Capital lease obligations - related parties  4,056,891          7,447,761
                                             -----------        -----------

        Total long-term obligations           65,119,291         49,716,985
                                             -----------        -----------

Deferred income taxes                          3,845,939          3,845,939
                                             -----------        -----------

Minority interests                            29,404,481         33,623,872
                                             -----------        -----------

Shareholders' equity:
  Common stock, par value $.25, 100,000,000
    shares authorized, 39,466,292 and 39,110,622
    shares issued, and 38,993,892 and 38,638,222
    shares outstanding in 1995 and 1994,
    respectively                               9,866,573          9,777,656
  Treasury stock at cost,472,400 shares
    in 1995 and 1994, respectively            (6,051,243)        (6,114,778)
  Additional paid in capital                  96,126,266         91,159,880
  Retained earnings                          129,288,323        101,799,751
                                             -----------        -----------

        Total shareholders' equity           229,229,919        196,622,509
                                             -----------        -----------
                                            $371,421,991       $340,343,594
                                             ===========        ===========


The notes to consolidated financial statements are an integral part of these statements.

<PAGE 4>











SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME



                                                  THREE MONTHS   THREE MONTHS  NINE MONTHS    NINE MONTHS
                                                      ENDED          ENDED        ENDED          ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                      1995           1994         1995           1994
                                                  ------------   ------------  ------------  ------------

Net revenue                                        $65,469,990    $59,302,163  $196,258,237  $169,973,089

Operating costs:
   Costs of providing healthcare services          (34,754,319)   (29,986,803) (102,383,545)  (88,794,012)
   Depreciation and amortization                    (3,972,284)    (4,446,112)  (12,639,940)  (12,506,181)
   Provision for doubtful accounts                    (704,207)      (794,635)   (2,381,398)   (2,079,421)
                                                  ------------   ------------  ------------  ------------

   Operating income                                 26,039,180     24,074,613    78,853,354    66,593,475

General, administrative and development expenses    (1,168,457)    (1,376,797)   (4,235,644)   (4,060,867)
Interest and other expenses                         (1,108,596)    (1,514,514)   (3,413,039)   (6,025,157)
Interest and other income                              950,932      1,168,559     2,411,483     2,698,957
Gain on sale of MCA stock                                    0      1,720,058             0     6,881,869
                                                  ------------   ------------  ------------  ------------

Income before minority interests and income taxes   24,713,059     24,071,919    73,616,154    66,088,277

Minority interests in (earnings) of partnerships    (6,562,206)    (5,491,805)  (19,216,667)  (15,144,364)
                                                  ------------   ------------  ------------  ------------

Income before income taxes and cumulative effect
  of change in accounting principle                 18,150,853     18,580,114    54,399,487    50,943,913

Income tax provision                                (6,897,324)    (7,432,046)  (21,396,778)  (22,083,565)
                                                  ------------   ------------  ------------  ------------

Income before cumulative effect of change in
  accounting principle                              11,253,529     11,148,068    33,002,709    28,860,348

Cumulative effect of change in accounting principle          0              0             0    (2,105,155)
                                                  ------------   ------------  ------------  ------------

Net income                                         $11,253,529    $11,148,068   $33,002,709   $26,755,193
                                                  ============   ============  ============  ============

Net Income Per Common & Common Equivalent Share

  Before cumulative effect of change in
    accounting principle                                 $0.29          $0.29         $0.84         $0.74
  Cumulative effect of change in accounting principle     0.00           0.00          0.00         (0.05)
                                                  ------------   ------------  ------------  ------------
                                                         $0.29          $0.29         $0.84         $0.69
                                                  ============   ============  ============  ============
Weighted average number of common and common
  equivalent shares outstanding                     39,251,597     38,758,751    39,189,129    38,858,864
                                                  ============   ============  ============  ============


The notes to consolidated financial statements are an integral part of these statements.

SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             NINE MONTHS ENDED
                                                        SEPTEMBER 30,  SEPTEMBER 30,
                                                            1995           1994
                                                        ------------   ------------

Cash Flows From Operating Activities:
 Net Income                                              $33,002,709    $26,755,193
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Cumulative Effect of Change in Accounting Principle             0      2,105,155
   Depreciation and Amortization                          12,639,940     12,506,181
   Provisions for Losses on Accounts Receivable            2,381,398      2,079,421
   Minority Interests in Earnings of Partnerships         19,216,667     15,144,364
   Deferred Income Taxes                                           0        858,127

 Changes in Assets and Liabilities
  Net of Effect of Acquisitions:
   Decrease (Increase) in Accounts Receivable              3,817,873       (168,868)
   Decrease in Other Receivables                             276,537      3,927,226
   Increase in Supplies                                      (13,974)      (143.331)
   Decrease (Increase) in Prepaid Expenses and Other
     Current Assets                                           78,058       (524,308)
   Increase in Other Assets                               (1,636,390)      (259,219)
   Increase in Excess of Cost over Fair Value of
     Net Assets Acquired                                  (2,128,031)    (4,446,279)
   (Decrease) Increase in Accounts Payable - Trade        (1,561.001)       515,943
   Decrease in Accrued Liabilities                        (7,830,821)      (668,556)
   Decrease in Accrued Loss on Disposal of Surgery Centers(4,887,797)             0
   Increase in Income Taxes Payable                        5,644,020      5,702,657
                                                        ------------   ------------

Net Cash Provided by Operating Activities                 58,999,188     63,383,706

Cash Flows From Investing Activities:
   Decrease in Temporary Investments                               0         31,108
   Decrease in Marketable Securities                               0     12,277,975
   Capital Expenditures                                  (13,181,880)   (24,628,654)
   Acquisitions less Cash Acquired of $450,000 in 1995,
     $550,213 in 1994                                    (16,981,251)   (16,568,406)
                                                        ------------   ------------

       Net Cash Used in Investing Activities             (30,163,131)   (28,887,977)
                                                        ------------   ------------
Cash Flows From Financing Activities:
   Net Borrowings Under Line-of-Credit Agreement          59,398,986     (4,302,662)
   Payments on Long-Term Obligations                     (54,606,753)    (5,402,249)
   Proceeds From Long-Term Obligations                             0      5,446,163
   Proceeds From Issuance of Common Stock                    961,775      1,327,141
   Dividends on (Acquisition of) Common Stock for the
     Treasury                                                 63,535     (6,134,753)
   Dividends Paid                                         (5,514,138)    (4,674,014)
   Distributions to Minority Interests                   (20,990,773)   (14,183,515)
   Increase (Decrease) in Distributable to Minority
     Interests                                             2,500,000       (261,219)
   Decrease in Minority Interests                         (2,824,697)    (3,044,298)
                                                        ------------   ------------

       Net Cash Used in Financing Activities             (21,012,065)   (31,299,406)
                                                        ------------   ------------
Net Increase in Cash & Cash Equivalents                    7,823,992      3,266,323
Cash & Cash Equivalents at Beginning of Period            31,222,963     23,877,186
                                                        ------------   ------------
Cash & Cash Equivalents at End of Period                 $39,046,955    $27,143,509
                                                        ------------   ------------

For purposes of the statements of cash flows, the Company considers all certificates of deposits and highly liquid marketable securities with a maturity of three months or less to be cash equivalents.

Cash & Cash Equivalents at End of Period                 $39,046,955    $27,143,509
Temporary Investments                                              0      5,254,675
                                                        ------------   ------------
Cash and Temporary Investments                           $39,046,955    $32,398,184
                                                        ============   ============


The notes to consolidated financial statements are an integral part of these statements.

                      SURGICAL CARE AFFILIATES, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Financial Statements

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of the Company's financial position as of September 30, 1995, and results of its operations and cash flows for the three months and nine months ended September 30, 1995 and 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results that can be expected for the year ending December 31, 1995. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2 - Reclassifications

  Reclassifications of certain amounts in the 1994 consolidated financial statements have been made to conform to the 1995 presentation of accounts.


Note 3 - Subsequent Event

  On October 9, 1995, the Company entered into a definitive agreement to be acquired by HEALTHSOUTH Corporation in a stock-for-stock exchange. Under the terms of the merger agreement, each share of the Company's stock will be exchanged for 1.22 shares of HEALTHSOUTH. If HEALTHSOUTH's stock price during a 20 trading day period ending 2 days prior to closing rises above $28 or declines to below $22, the exchange ratio is subject to change. The transaction will be accounted for as a pooling of interests and is expected to be tax-free to the Company's shareholders. The merger is subject to approval by both Company's shareholders and certain regulatory authorities and is expected to close in early 1996.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF ITS FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:


  Surgical Care Affiliates, Inc. operates 67 outpatient surgery centers. The Company began the year with 65 centers; two were closed at the end of the first quarter, and four were purchased on June 1, 1995.

Results of Operations - Third Quarter

  Revenue for the third quarter increased 10% to $65.5 million. Earnings per share increased 12% to $.29 compared to $.26 in 1994. In 1994, the Company also reported a gain of $.03 from the sale of stock, so reported earnings for the third quarter of 1994 were $.29.

  Same center revenue increased 6% in the third quarter. The Company experienced a 3% increase in same center case volume and a 3% increase in pricing and intensity. These results are consistent with the results achieved over the past five quarters. Same center revenue increased 16% in the first quarter, largely due to the low surgical volume experienced in the first quarter of 1994. The results in 1994 were affected by poor weather which closed several centers. Same center revenue increased 7% in the third quarter.

  The cost of providing healthcare services increased 17%. The increase is due to the net addition of 4 new centers since the third quarter of 1994, as well as the 6% increase in same center revenues.

  Depreciation and amortization decreased due to the closing of centers in the first quarter and the write-off of certain intangible assets in 1994.

  General and administrative expenses declined during the quarter. In previous quarters, the Company increased its corporate staff to manage its growth.

  Interest and other expenses decreased in the third quarter primarily due to the refinancing of the Company's debt which occurred in the second quarter of 1995.

  Interest and other income declined from the third quarter of 1994 because in 1994 the Company recognized more gains from joint venturing and development fees from the opening of new centers.

  During the third quarter of 1994, the Company sold shares of stock in Medical Care America for a gain of $1.7 million. All of this stock was sold in 1994.

  Minority interest expense increased in the third quarter and the first nine months of 1995 compared to the same periods in 1994. During 1994 and 1995, the Company executed joint ventures with hospitals to jointly own its surgery centers. As a result, the Company's share of profits from these centers is lower, and the minority interest is higher.

  During the third quarter, the Company recorded a benefit of $1.1 million as an offset to operating costs. In 1994, the Company established a reserve of this amount to provide for the closing of a center in Indianapolis. In the third quarter of 1995, the Company entered into an agreement to joint venture this center with a third party, and the center will now remain open. The reserve was accordingly reversed and returned to income.

Results of Operations - Nine Months

  Revenue for the nine months ended September 30, 1995, increased 15% compared to the same period in 1994. The increase is due to a 10% increase in same center revenue and the contributions from new centers. Earnings per share increased 18% during the nine months.

  The cost of providing health care services increased 16%, or roughly in line with the increase in revenue.

  Interest and other expenses decreased from $6.0 million to $3.4 million primarily due to charges of $2.2 million in 1994 to provide for the relocation of surgery centers and to write assets held for sale down to their net realizable value.

  In the nine month period of 1994, the Company realized a gain of $6.9 million from the sale of stock of Medical Care America. No gains were reported in 1995 since all of the stock was sold in 1994.

Balance Sheet

  The Company's working capital increased from $25 million at December 31, 1994, to $42.5 million at September 30, 1995. The increase is due to an $8 million increase in cash and a decline in the amount of debt payable in the next twelve months. The Company refinanced its debt in the second quarter, and no principal payments are due for a five year period.

  Accounts receivable decreased since December 31, 1994, due to seasonal fluctuations. The Company's receivables typically rise before year end due to the high volume of surgery in the fourth quarter.

  Property and equipment increased from $149 million to $159 million during the period. The increase is due to funds spent to renovate and expand existing centers, to construct new centers, and to acquire centers.

  Excess of cost over fair value of net assets acquired (goodwill) increased by $15 million primarily due to the acquisition of four centers in 1995.

  Long-term obligations increased due to funds required to purchase four centers in June, 1995.

Liquidity and Capital Resources

  The Company's current ratio was approximately 2.0 to 1 at September 30, 1995, and its debt to equity ratio was .28 to 1. The ratios are consistent with management's philosophy to maintain a strong balance sheet and financial position. The Company is actively looking to grow through the development of new surgery centers and the acquisition of existing centers. The Company expects to acquiretwo surgery centers in the fourth quarter for approximately $15 million. The Company will use its cash balances or draw on its line of credit to fund these acquisitions.


  As in previous periods, the principal source of the Company's cash is generated from its operations. The Company believes that it has ready access to third party resources (primarily banks) to finance its growth to the extent that the growth requirements exceed cash generated from operations.

                  SURGICAL CARE AFFILIATES, INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995


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


                                 SURGICAL CARE AFFILIATES, INC.
                                           (Registrant)



                                 /s/ Tarpley B. Jones
                                     Tarpley B. Jones
                                     Senior Vice President and Chief
                                     Financial Officer (Principal Financial
                                     and Duly Authorized Officer)
                                     On behalf of Registrant




Date: November 1, 1995